Form 10-Q/A
period 2021-09-30
Ross Acquisition Corp II
filed 2022-01-12
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

As of January 12, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to Ross Acquisition Corp. II, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Ross Acquisition Corp. II (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).

On November 15, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 16, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 16, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 27, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share on a pro rata basis and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A. The IPO Balance sheet filed with the SEC on March 16, 2021 will be corrected in an appropriate filing.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 to Part 1 of this filing.

ROSS ACQUISITION CORP II
Form 10-Q/A
For the period from January 19, 2021 (inception) through September 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the three months ended September 30, 2021 (Unaudited) and for the period from January 19, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the period from January 19, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from January 19, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures (as restated)	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
	Signature	28

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ROSS ACQUISITION CORP II

CONDENSED BALANCE SHEET
September 30, 2021 (Unaudited)

Assets
Current assets:
Cash	$1,606,521
Prepaid expenses	19,516
Total current assets	1,626,037
Investments held in Trust Account	345,048,770
Total Assets	$346,674,807

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$925,790
Accrued expenses	649,183
Total current liabilities	1,574,973
Derivative warrant liabilities	15,515,670
Deferred underwriting commissions	12,075,000
Total liabilities	29,165,643

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares issued and outstanding; at redemption value of $10.00 per share	345,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	-
Accumulated deficit	(27,491,699)
Total shareholders’ deficit	(27,490,836)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$346,674,807

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period from January 19, 2021 (Inception) through September 30, 2021
	(Unaudited)	(Unaudited)
General and administrative expenses	$765,318	$970,734
General and administrative expenses - related party	30,000	70,000
Loss from operations	(795,318)	(1,040,734)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,220,330	10,634,330
Offering costs associated with derivative warrant liabilities	-	(997,440)
Income from interest in operating account	46	88
Income from investments held in Trust Account	40,872	48,769
Net income	$465,930	$8,645,013

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	27,244,048
Basic and diluted net income per share, Class A ordinary share	$0.01	$0.24
Weighted average shares outstanding of Class B ordinary shares, basic	8,625,000	8,388,393
Basic net income per share, Class B ordinary share	$0.01	$0.24
Weighted average shares outstanding of Class B ordinary shares, diluted	8,625,000	8,625,000
Diluted net income per share, Class B ordinary share	$0.01	$0.24

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the period from January 19, 2021 (inception) through September 30, 2021 (Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,137)	(36,136,712)	(36,160,849)
Net loss	-	-	-	-	-	(900,645)	(900,645)
Balance - March 31, 2021 (Unaudited) (as restated, see Note 2)	-	-	8,625,000	863	-	(37,037,357)	(37,036,494)
Net income	-	-	-	-	-	9,079,728	9,079,728
Balance - June 30, 2021 (Unaudited) (as restated, see Note 2)	-	-	8,625,000	863	-	(27,957,629)	(27,956,766))
Net income	-	-	-	-	-	465,930	465,930
Balance - September 30, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(27,491,699)	$(27,490,836)

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies (as restated)

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

ROSS ACQUISITION CORP II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Restatement of Previously Reported Financial Statements

In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.

The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 4.2 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$346,937,354	$-	$346,937,355
Total liabilities	$38,973,849	$-	$38,973,849
Class A ordinary shares subject to possible redemption	302,963,500	42,036,500	345,000,000
Preference shares	-	-	-
Class A ordinary shares	420	(420)	-
Class B ordinary shares	863	-	863
Additional paid-in capital	5,899,367	(5,899,367)	-
Accumulated deficit	(900,645)	(36,136,712)	(37,037,357)
Total shareholders' equity (deficit)	$5,000,005	$(42,036,499)	$(37,036,494)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$346,937,354	$-	$346,937,355

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

ROSS ACQUISITION CORP II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 19, 2021 (inception) through March 31, 2021:

For the period from January 19, 2021 (inception) through March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$328,971,630	$(328,971,630)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(26,008,130)	$26,008,130	$-

The change in the carrying value of the redeemable Class A ordinary shares at June 30, 2021 resulted in a reclassification of approximately 3.3 million Class A ordinary shares from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$346,838,219	$-	$346,838,219
Total liabilities	$29,794,985	$-	$29,794,985
Class A ordinary shares subject to possible redemption	312,043,230	32,956,770	345,000,000
Preference shares	-	-	-
Class A ordinary shares	330	(330)	-
Class B ordinary shares	863	-	863
Additional paid-in capital	-	-	-
Retained earnings (accumulated deficit)	4,998,811	(32,956,440)	(27,957,629)
Total shareholders' equity (deficit)	$5,000,004	$(32,956,770)	$(27,956,766)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$346,838,219	$-	$346,838,219

The Company’s statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 19, 2021 (inception) through June 30, 2021:

For the period from January 19, 2021 (inception) through June 30, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$328,971,630	$(328,971,630)	$-
Change in value of Class A ordinary shares subject to possible redemption	$(20,108,673)	$20,108,673	$-

ROSS ACQUISITION CORP II NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per ordinary share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A ordinary shares
	As Previously Reported	Adjustment	As Adjusted
For the period from January 19, 2021 (inception) through March 31, 2021
Net loss	$(900,645)	$-	$(900,645)
Weighted average shares outstanding	34,500,000	(26,500,000)	8,000,000
Basic and diluted loss per share	$0.00	$(0.06)	$(0.06)
For the three months ended June 30, 2021
Net income	$9,079,728	$-	$9,079,728
Weighted average shares outstanding	34,500,000	-	34,500,000
Basic and diluted earnings per share	$0.00	$0.21	$0.21
For the period from January 19, 2021 (inception) through June 30, 2021
Net income	$8,179,083	$-	$8,179,083
Weighted average shares outstanding	34,500,000	(11,428,125)	23,071,875
Basic and diluted earnings per share	$0.00	$0.26	$0.26

	Earnings Per Share for Class B ordinary shares
	As Previously Reported	Adjustment	As Adjusted
For the period from January 19, 2021 (inception) through March 31, 2021
Net loss	$(900,645)	$-	$(900,645)
Weighted average shares outstanding	8,625,000	(864,130)	7,760,870
Basic and diluted loss per share	$(0.10)	$0.04	$(0.06)
For the three months ended June 30, 2021
Net income	$9,079,728	$-	$9,079,728
Weighted average shares outstanding	8,625,000	-	8,625,000
Basic and diluted earnings per share	$0.23	$(0.02)	$0.21
For the period from January 19, 2021 (inception) through June 30, 2021
Net income	8,179,083	-	$8,179,083
Weighted average shares outstanding	8,231,595	20,749	8,252,344
Basic and diluted earnings per share	$0.18	$0.08	$0.26

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, other than the restatement discussed in Note 2.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A ordinary shares and warrants, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Table of Contemts
Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. The Company can offer no assurance that these changes will ultimately have the intended effect.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 15, 2021, except for the risk factor included in the Company's quarterly report on Form 10-Q for the period ended March 31, 2021, and the below risk factor.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting relating to our classification of a portion of the Class A ordinary shares in permanent equity rather than temporary equity, as further described in this Quarterly Report on Form 10-Q. Specifically, the Company's management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company's balance sheet as of March 16, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, shares of Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021 and September 30, 2021.

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

Dated: January 12, 2022	ROSS ACQUISITION CORP II
	By:	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer