Form 10-Q
period 2022-06-30
Ross Acquisition Corp II
filed 2022-08-15
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of August 15, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ROSS ACQUISITION CORP II
Form 10-Q
For The Quarterly Period Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 19, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
	Signature	26

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ROSS ACQUISITION CORP II
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$69,823	$1,133,702
Prepaid expenses	57,850	17,017
Total current assets	127,673	1,150,719
Investments held in Trust Account	345,709,305	345,071,635
Total Assets	$345,836,978	$346,222,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$795,594	$1,195,095
Accrued expenses	3,095,173	43,568
Total current liabilities	3,890,767	1,238,663
Derivative warrant liabilities	2,789,330	15,864,330
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	18,755,097	29,177,993

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.02 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	345,609,304	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(18,528,286)	(27,956,502)
Total shareholders’ deficit	(18,527,423)	(27,955,639)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$345,836,978	$346,222,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30, 2022	For The Period From January 19, 2021 (inception) Through June 30, 2021
	2022	2021
General and administrative expenses	$3,229,369	$135,154	$3,615,180	$205,416
General and administrative expenses - related party	30,000	30,000	60,000	40,000
Loss from operations	(3,259,369)	(165,154)	(3,675,180)	(245,416)
Other income (expenses):
Change in fair value of derivative warrant liabilities	4,358,340	9,239,670	13,075,000	9,414,000
Offering costs associated with derivative warrant liabilities	-	-	-	(997,440)
Income from interest in operating account	6	42	32	42
Income from investments held in Trust Account	515,152	5,170	637,668	7,897
Net income	$1,614,129	$9,079,728	$10,037,520	$8,179,083

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	34,500,000	34,500,000	22,647,239
Basic and diluted net income per share, Class A ordinary share	$0.04	$0.21	$0.23	$0.28
Weighted average shares outstanding of Class B ordinary shares, basic	8,625,000	8,625,000	8,625,000	8,100,460
Basic net income per share, Class B ordinary share	$-	$-	$-	$-
Weighted average shares outstanding of Class B ordinary shares, diluted	8,625,000	8,625,000	8,625,000	8,575,994
Diluted net income per share, Class B ordinary share	$0.04	$0.21	$0.23	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(27,956,502)	$(27,955,639)
Net income	-	-	-	-	-	8,423,391	8,423,391
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(94,152)	(94,152)
Balance - March 31, 2022 (Unaudited)	-	-	8,625,000	863	-	(19,627,263)	(19,626,400)
Net income	-	-	-	-	-	1,614,129	1,614,129
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(515,152)	(515,152)
Balance - June 30, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(18,528,286)	$(18,527,423)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 19, 2021
(INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,137)	(36,136,712)	(36,160,849)
Net loss	-	-	-	-	-	(900,645)	(900,645)
Balance - March 31, 2021 (Unaudited)	-	-	8,625,000	863	-	(37,037,357)	(37,036,494)
Net income	-	-	-	-	-	9,079,728	9,079,728
Balance - June 30, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(27,957,629)	$(27,956,766)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From January 19, 2021 (inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income	$10,037,520	$8,179,083
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(13,075,000)	(9,414,000)
Offering costs associated with derivative liabilities	-	997,440
Income from investments held in Trust Account	(637,668)	(7,897)
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(40,833)	(22,016)
Accounts payable	(399,502)	723,584
Accrued expenses	3,051,604	(581,885)
Net cash used in operating activities	(1,063,879)	(100,691)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,000,000)
Net cash used in investing activities	-	(345,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note to related party	-	(89,890)
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	8,900,000
Offering costs paid	-	(6,901,114)
Net cash provided by financing activities	-	346,908,996

Net change in cash	(1,063,879)	1,808,305

Cash - beginning of the period	1,133,702	-
Cash - end of the period	$69,823	$1,808,305

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$74,285
Offering costs included in accrued expenses	$-	$768,000
Offering costs paid by related party under promissory note	$-	$89,890
Deferred underwriting commissions	$-	$12,075,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations

Ross Acquisition Corp II (the “Company”) was incorporated as a Cayman Islands exempted company on January 19, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates no operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $70,000 in its operating bank account and working capital deficit of approximately $3.8 million.

The Company’s liquidity needs through June 30, 2022 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 or December 31, 2021.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheet, except for the warrant liabilities (see Note 9).

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

The table below presents a reconciliation of the numerator used to compute basic and diluted net income per common share:

	For The Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$1,291,303	$322,826	$7,263,782	$1,815,946
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.04	$0.04	$0.21	$0.21

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
	For The Six Months Ended June 30, 2022		For The Period From January 19, 2021 (inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$8,030,016	$2,007,504	$6,024,309	$2,154,774
Allocation of net income, diluted	$8,030,016	$2,007,504	$6,399,548	$1,779,535

Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	22,647,239	8,100,460
Diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	22,647,239	8,575,994

Basic net income per ordinary share	$0.23	$0.23	$0.28	$0.27
Diluted net income per ordinary share	$0.23	$0.23	$0.28	$0.21

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the six months ended June 30, 2022 and for the period from January 19, 2021 (inception) through June 30, 2021, the Company incurred expenses of $60,000 and $40,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had accrued approximately $120,000 and $60,000 for services in connection with such agreement on the accompanying balance sheets, respectively.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Fair value of Public Warrants at issuance	(17,250,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(18,910,850)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	36,160,850
Class A ordinary shares subject to possible redemption as of December 31, 2021	345,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	94,152
Class A ordinary shares subject to possible redemption as of March 31, 2022	345,094,152
Increase in redemption value of Class A ordinary shares subject to possible redemption	515,152
Class A ordinary shares subject to possible redemption as of June 30, 2022	$345,609,304

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Warrants

As of June 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S Treasury securities	$345,709,304	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$1,840,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$949,330	$-

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S Treasury securities	$345,071,635	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$10,465,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$5,399,330	$-

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the six months ended June 30, 2022 or the period January 19, 2021 (inception) through June 30, 2021.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $70,000 in its operating bank account and working capital deficit of approximately $3.8 million.

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

As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The outbreak of the COVID-19 coronavirus and the conflict between Russia and Ukraine has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 or the Russia/Ukraine conflict affects their business operations. The extent to which COVID-19 or the Russia/Ukraine conflict impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, the impact of any sanctions enacted in response to the Russia/Ukraine conflict, the effects on global supply chains, inflation, among others. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of approximately $1.6 million, which consisted of approximately a $4.4 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $515,000 of income from investments held in trust account, partially offset by approximately $3.3 million in general and administrative expenses.

For the three months ended June 30, 2021, we had net income of approximately $9.1 million, which consisted of approximately a $9.2 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $5,000 of income from investments held in trust account, and partially offset by approximately $165,000 in general and administrative expenses.

For the six months ended June 30, 2022, we had net income of approximately $10.0 million, which consisted of approximately a $13.1 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $638,000 of income from investments held in trust account, partially offset by approximately $3.7 million in general and administrative expenses.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. . For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the six months ended June 30, 2022 and for the period from January 19, 2021 (inception) through June 30, 2021, the Company incurred expenses of $60,000 and $40,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had accrued approximately $120,000 and $60,000 for services in connection with such agreement on the accompanying balance sheets, respectively.

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

Critical Accounting Estimates and Policies

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the private placement warrants were estimated using Lattice model. The fair value of the public warrants as of June 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is equivalent to that of each public warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 19, 2021 (inception) through June 30, 2021. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the previously identified material weakness in internal control over financial reporting, were completed as of June 30, 2022.

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

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 15, 2022	ROSS ACQUISITION CORP II

	By:	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer

Dated: August 15, 2022	By:	/s/ Stephen J. Toy
	Name:	Stephen J. Toy.
	Title:	Chief Financial Officer