Form 10-Q
period 2022-09-30
Ross Acquisition Corp II
filed 2022-11-14
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 34,500,000 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ROSS ACQUISITION CORP II
Form 10-Q
For The Quarterly Period Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2022 and 2021, for the nine months ended September 30, 2022 and for the period from January 19, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 19, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
	Signature	28

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ROSS ACQUISITION CORP II
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash	$69,828	$1,133,702
Prepaid expenses	21,250	17,017
Total current assets	91,078	1,150,719
Investments held in Trust Account	347,658,771	345,071,635
Total Assets	$347,749,849	$346,222,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,825,682	$1,195,095
Accrued expenses	2,032,281	43,568
Total current liabilities	3,857,963	1,238,663
Derivative warrant liabilities	1,394,670	15,864,330
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	17,327,633	29,177,993

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.07 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	347,558,771	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(17,137,418)	(27,956,502)
Total shareholders’ deficit	(17,136,555)	(27,955,639)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$347,749,849	$346,222,354

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30, 2022	For The Period From January 19, 2021 (inception) Through September 30, 2021
	2022	2021
General and administrative expenses	$(26,203)	$765,318	$3,588,977	$970,734
General and administrative expenses - related party	30,000	30,000	90,000	70,000
Loss from operations	(3,797)	(795,318)	(3,678,977)	(1,040,734)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,394,660	1,220,330	14,469,660	10,634,330
Offering costs associated with derivative warrant liabilities	-	-	-	(997,440)
Income from interest in operating account	5	46	37	88
Income from investments held in Trust Account	1,949,467	40,872	2,587,135	48,769
Net income	$3,340,335	$465,930	$13,377,855	$8,645,013

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	34,500,000	34,500,000	26,923,529
Basic and diluted net income per share, Class A ordinary share	$0.08	$0.01	$0.31	$0.25
Weighted average shares outstanding of Class B ordinary shares, basic	8,625,000	8,625,000	8,625,000	8,289,706
Basic net income per share, Class B ordinary share	$0.08	$0.01	$0.31	$0.25
Weighted average shares outstanding of Class B ordinary shares, diluted	8,625,000	8,625,000	8,625,000	8,583,266
Diluted net income per share, Class B ordinary share	$0.08	$0.01	$0.31	$0.22

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(27,956,502)	$(27,955,639)
Net income	-	-	-	-	-	8,423,391	8,423,391
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(94,152)	(94,152)
Balance - March 31, 2022 (Unaudited)	-	-	8,625,000	863	-	(19,627,263)	(19,626,400)
Net income	-	-	-	-	-	1,614,129	1,614,129
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(515,152)	(515,152)
Balance - June 30, 2022 (Unaudited)	-	-	8,625,000	863	-	(18,528,286)	(18,527,423)
Net income	-	-	-	-	-	3,340,335	3,340,335
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,949,467)	(1,949,467)
Balance - September 30, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(17,137,418)	$(17,136,555)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD FROM JANUARY 19, 2021
(INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,137)	(36,136,712)	(36,160,849)
Net loss	-	-	-	-	-	(900,645)	(900,645)
Balance - March 31, 2021 (Unaudited)	-	-	8,625,000	863	-	(37,037,357)	(37,036,494)
Net income	-	-	-	-	-	9,079,728	9,079,728
Balance - June 30, 2021 (Unaudited)	-	-	8,625,000	863	-	(27,957,629)	(27,956,766)
Net income	-	-	-	-	-	465,930	465,930
Balance - September 30, 2021 (Unaudited)	-	$-	8,625,000	$863	$-	$(27,491,699)	$(27,490,836)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30, 2022	For The Period From January 19, 2021 (inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income	$13,377,855	$8,645,013
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(14,469,660)	(10,634,330)
Offering costs associated with derivative liabilities	-	997,440
Income from investments held in Trust Account	(2,587,135)	(48,769)
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(4,233)	(19,516)
Accounts payable	630,587	371,584
Accrued expenses	1,988,712	424,089
Net cash used in operating activities	(1,063,874)	(239,489)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,000,000)
Net cash used in investing activities	-	(345,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note to related party	-	(89,890)
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	8,900,000
Offering costs paid	-	(6,964,100)
Net cash provided by financing activities	-	346,846,010

Net change in cash	(1,063,874)	1,606,521

Cash - beginning of the period	1,133,702	-
Cash - end of the period	$69,828	$1,606,521

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$554,206
Offering costs included in accrued expenses	$-	$225,094
Offering costs paid by related party under promissory note	$-	$89,890
Deferred underwriting commissions	$-	$12,075,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates no operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been only invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will be adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, rising interest rates and increased inflation on the Company’s objecties and has concluded that while it is reasonably possible that the virus, interest rates and/or inflation could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $70,000 in its operating bank account and working capital deficit of approximately $3.8 million.

The Company’s liquidity needs through September 30, 2022 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, and since inception are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 or December 31, 2021.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

The table below presents a reconciliation of the numerator used to compute basic and diluted net income per common share:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,672,268	$668,067	$372,744	$93,186
Denominator:
Basic and diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.01	$0.01

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
	For The Nine Months Ended September 30, 2022		For The Period From January 19, 2021 (inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic	$10,702,284	$2,675,571	$6,609,852	$2,035,161
Allocation of net income, diluted	$10,702,284	$2,675,571	$6,788,426	$1,856,587

Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	26,923,529	8,289,706
Diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	26,923,529	8,583,266

Basic net income per ordinary share	$0.31	$0.31	$0.25	$0.25
Diluted net income per ordinary share	$0.31	$0.31	$0.25	$0.22

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and for the period from January 19, 2021 (inception) through September 30, 2021, the Company incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had accrued approximately $150,000 and $60,000 for services in connection with such agreement on the accompanying balance sheets, respectively.

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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Fair value of Public Warrants at issuance	(17,250,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(18,910,850)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	36,160,850
Class A ordinary shares subject to possible redemption as of December 31, 2021	345,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	94,152
Class A ordinary shares subject to possible redemption as of March 31, 2022	345,094,152
Increase in redemption value of Class A ordinary shares subject to possible redemption	515,152
Class A ordinary shares subject to possible redemption as of June 30, 2022	345,609,304
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,949,467
Class A ordinary shares subject to possible redemption as of September 30, 2022	$347,558,771
Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 34,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Warrants

As of September 30, 2022 and December 31, 2021, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S Treasury securities	$347,658,771	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$474,670	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$1,394,670	$-

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S Treasury securities	$345,071,635	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$10,465,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$5,399,330	$-

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022 or the period January 19, 2021 (inception) through September 30, 2021.

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

For the three and nine months ended September 30, 2022, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1.4 million and $14.5 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

For the three months ended September 30, 2021 and the period from January 19, 2021 (inception) through September 30, 2021, the Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1.2 million and $10.6 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 19, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative liabilities at January 19, 2021 (inception)	$-
Issuance of derivative liabilities	26,150,000
Change in fair value of derivative liabilities	(174,330)
Derivative liabilities at March 31, 2021	$25,975,670
Transfer of Public warrants to Level 1	(17,135,000)
Transfer of Private Placement warrants to Level 2	(8,840,670)
Derivative liabilities at June 30, 2021	$-
Derivative liabilities at September 30, 2021	$-

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

Upon the closing of the Initial Public Offering and the private placement, $345.0 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the private placement were placed in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $70,000 in its operating bank account and working capital deficit of approximately $3.8 million.

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

As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

The outbreak of the COVID-19 coronavirus and the conflict between Russia and Ukraine has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 or the Russia/Ukraine conflict affects their business operations. The extent to which COVID-19 or the Russia/Ukraine conflict impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, the impact of any sanctions enacted in response to the Russia/Ukraine conflict, the effects on global supply chains, inflation, interest rates, among others.

Results of Operations

Our entire activity from inception to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a business combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $3.3 million, which consisted of approximately a $1.4 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $1.9 million of income from investments held in Trust Account, partially offset by approximately $4,000 in general and administrative expenses.

For the three months ended September 30, 2021, we had net income of approximately $466,000, which consisted of approximately a $1.2 million non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $41,000 of income from investments held in Trust Account, and partially offset by approximately $795,000 in general and administrative expenses.

For the nine months ended September 30, 2022, we had net income of approximately $13.4 million, which consisted of approximately a $14.5 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $2.6 million of income from investments held in Trust Account, partially offset by approximately $3.7 million in general and administrative expenses.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. . For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. For the nine months ended September 30, 2022 and for the period from January 19, 2021 (inception) through September 30, 2021, the Company incurred expenses of $90,000 and $70,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had accrued approximately $150,000 and $60,000 for services in connection with such agreement on the accompanying balance sheets, respectively.

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

The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the public warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the private placement warrants were estimated using Lattice model. The fair value of the public warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. As the transfer of private placement warrants to anyone who is not a permitted transferee would result in the private placement warrants having substantially the same terms as the public warrants, the Company determined that the fair value of each private placement warrant is equivalent to that of each public warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, the three months ended September 30, 2021 and for the period from January 19, 2021 (inception) through September 30, 2021. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

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

Off-Balance Sheet Arrangements

As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our shareholders in connection with redemptions after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions and adjustments (the “Excise Tax”). For purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. Because we may acquire a domestic corporation or engage in a transaction in which a domestic corporation becomes our parent or our affiliate and our securities trade the New York Stock Exchange, we may become a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, if we become a domestic company, there is significant risk that the Excise Tax will apply to any redemptions of common stock after December 31, 2022, including redemptions in connection with an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including, without limitation, restrictions on the nature of our investments, restrictions on the issuance of securities, and restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our Business Combination. In addition, we may have imposed upon us burdensome requirements, including, without limitation, registration as an investment company with the SEC (which may be impractical and would require significant changes in, among other things, our capital structure); adoption of a specific form of corporate structure; and reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We will not have entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Initial Public Offering, and may not complete our Business Combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

We do not believe that our principal activities currently subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account have been invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long-term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The Initial Public Offering was not intended for persons seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial Business Combination or to redeem 100% of our Public Shares if we do not complete our initial Business Combination within the completion window; and (iii) absent a Business Combination, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. Because we have invested only in permitted instruments, we believe we are not an investment company.

The geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets could materially adversely affect our search for a Business Combination.

United States and global markets are experiencing volatility and disruption following the military invasion of Ukraine by Russia in February 2022. In response to such invasion, NATO deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the SWIFT payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. These actions have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets. Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination.

Recent increases in interest rates and/or inflation in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in interest rates and/or inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

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

Dated: November 14, 2022	ROSS ACQUISITION CORP II

	By:	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer

Dated: November 14, 2022	By:	/s/ Stephen J. Toy
	Name:	Stephen J. Toy.
	Title:	Chief Financial Officer