Form 10-K
period 2022-12-31
Ross Acquisition Corp II
filed 2023-04-06
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

1 Pelican Lane
Palm Beach, Florida 33480
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (561) 655-2615

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	ROSS.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	ROSS	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	ROSS WS	New York Stock Exchange

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

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2022, was $338,790,000.

As of April 5, 2023, there were 6,380,902 Class A ordinary shares, $0.0001 par value, and 8,625,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, investors can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “may,” “plan,” “should,” “would,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to complete our initial business combination with APRINOIA Therapeutics Inc (“APRINOIA”), or any other initial business combination;

•	our ability to select another appropriate target business or businesses if we do not complete our initial business combination with APRINOIA;

•	our expectations around the performance of APRINOIA or any other the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	our pool of alternative prospective target businesses, if we do not complete our initial business combination with APRINOIA;

•	the ability of our officers and directors to generate a number of alternative potential business combination opportunities, if we do not complete our initial business combination with APRINOIA;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our ability to continue as a going concern;

•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors” and those factors described under the heading “Risk Factors” in the registration statement on Form F-4 to be filed by APRINOIA Therapeutics Holdings Limited. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to the “Company,” “Ross Acquisition Corp. II,” “Ross,” “we,” “us,” or “our” are to Ross Acquisition Corp II, a Cayman Islands exempted company. References to “management” or our “management team” are to our officers and directors.

Item 1.	Business.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 19, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company has not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering to its search for an Initial Business Combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

    Our sponsor is Ross Holding Company LLC, a Cayman Islands limited liability company that is affiliated with certain of the Company’s officers and directors (our “Sponsor”). On January 22, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). In connection with the Initial Public Offering, our Sponsor granted to each of our independent directors a four-year option that is immediately exercisable to purchase 15,000 Founder Shares at a price of $10.00 per share.

On March 16, 2021, we consummated the Initial Public Offering consisting of 34,500,000 units (the “Units”), including 4,500,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.9 million, of which approximately $12.1 million was for deferred underwriting commissions. Each Unit consists of one Class A ordinary share of the Company, par value $0.0001 per share (the “Class A Ordinary Shares,” and with respect to the Class A Ordinary Shares underlying the Units, the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”), with each whole Public Warrant exercisable for one Class A Ordinary Share at an initial exercise price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (the “Private Placement”) of 5,933,333 Private Placement Warrants (the “Private Placement Warrants,” and together with the Public Warrants, the “Warrants”), at a price of $1.50 per Private Placement Warrant, with our Sponsor, with each Private Placement Warrant exercisable for one Class A Ordinary Share at an initial exercise price of $11.50 per share, generating gross proceeds of $8.9 million.

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a Trust Account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, or held as cash, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

Proposed Business Combination

Business Combination Agreement

    On January 17, 2023, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“APRINOIA”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1” and together with PubCo, the “APRINOIA Acquisition Entities”), APRINOIA Therapeutics Merger Sub 2, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 2”) and APRINOIA Therapeutics Merger Sub 3, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 3”, together with Merger Sub 1 and Merger Sub 2, the “Merger Subs”, and Merger Sub 2 and Merger Sub 3, collectively, the “SPAC Acquisition Entities”), pursuant to which, subject to its terms and conditions, the Business Combination Agreement provides that (i) on the business day prior to the date of the Closing, the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity (the “Initial Merger”), (ii) on the date of the Closing, Merger Sub 2 will merge with and into APRINOIA, with APRINOIA being the surviving entity (the “Second Merger”) and (iii) on the date of the Closing and immediately following the Second Merger, APRINOIA will merge with and into Merger Sub 3, with Merger Sub 3 being the surviving entity (the “Third Merger” and together with the Initial Merger and the Second Merger, the “Mergers”). As a result of the Mergers, the Company’s successor, Merger Sub 1 will continue to be a direct wholly-owned subsidiary of PubCo and Merger Sub 3 will be a direct wholly-owned subsidiary of Merger Sub 1, and an indirect wholly-owned subsidiary of PubCo (as a whole, the “Proposed Business Combination”).

Transaction Consideration

In accordance with the terms and conditions of the Business Combination Agreement, on the business day prior to the Initial Merger: (i) the Sponsor shall automatically surrender for no consideration 3,018,750 issued and outstanding Founder Shares to the Company and such Founder Shares shall be deemed cancelled and no longer outstanding on the books of the Company and (ii) immediately following such surrender, each remaining issued and outstanding Founder Share will convert, on a one-for-one basis, into Class A Ordinary Shares.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the effective time of the Initial Merger: (i) (a) each of our Units, each consisting of one Class A Ordinary Share and one-third of one Public Warrant, each whole Public Warrant exercisable for one Class A Ordinary Share, will (to the extent not already separated) be automatically severed and the holder thereof will be deemed to hold one Class A Ordinary Share and one-third of one Public Warrant; then, immediately thereafter, (b) each of the issued and outstanding Class A ordinary shares of the Company will be cancelled in exchange for the right of the holder thereof to receive one ordinary share, par value $0.0001 per share, of PubCo (the “PubCo Ordinary Shares”); and (c) each of the Warrants of the Company will be assumed by PubCo and converted into a warrant to purchase one PubCo Ordinary Share at the same exercise price of $11.50 per share as the Warrants of the Company immediately prior to the Initial Merger, (ii) the issued and outstanding share in the capital of Merger Sub 1 will continue existing and constitute the only issued and outstanding share in the capital of Merger Sub 1, and (iii) the issued and outstanding share in the capital of PubCo shall be surrendered by the holder thereof to PubCo for no consideration and be cancelled by PubCo.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, on the date of the Closing and prior to the Second Merger, each Convertible Note (as defined below) will convert into ordinary shares of APRINOIA pursuant to the terms and conditions thereof.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the effective time of the Second Merger, (i) each then issued and outstanding ordinary share of APRINOIA, including the shares issued upon conversion of the Convertible Notes, and each then issued and outstanding preferred share (on an as-converted basis) of APRINOIA (other than any shares that are held by APRINOIA shareholders who have complied with the requirements of Cayman Islands law to exercise dissenter’s rights (the “APRINOIA Dissenting Shares”), collectively the “APRINOIA Shares”), will automatically be cancelled in exchange for the right to receive such number of newly issued PubCo Ordinary Shares that is equal to the APRINOIA Exchange Ratio, subject to rounding; (ii) each APRINOIA Dissenting Share shall automatically be cancelled and cease to exist and shall thereafter represent only the right to receive the applicable payments as set forth in the Business Combination Agreement, being the fair value for such APRINOIA Dissenting Share and such other rights as such holder may be entitled under the Companies Act (As Revised) of the Cayman Islands; (iii) the issued and outstanding share of Merger Sub 2 shall automatically be converted into one ordinary share of APRINOIA, which ordinary share shall constitute the only issued and outstanding share in the capital of APRINOIA; and (iv) each option to purchase APRINOIA ordinary shares (the “APRINOIA Options”) will be converted into the right to receive an option, granted in substitution of each such APRINOIA Option under an incentive equity plan to be adopted by PubCo prior to the Closing, to purchase PubCo Ordinary Shares (each a “PubCo Substitute Option”) upon substantially the same terms and conditions as are in effect with respect to such APRINOIA Option immediately prior to the effective time of the Second Merger, except that (a) such PubCo Substitute Option shall provide the right to purchase that whole number of PubCo Ordinary Shares (rounded down to the nearest whole share) equal to the number of APRINOIA ordinary shares subject to such APRINOIA Option, multiplied by the APRINOIA Exchange Ratio, and (b) the exercise price per share for each such PubCo Substitute Option shall be equal to the exercise price per share of such APRINOIA Option in effect immediately prior to the effective time of the Second Merger, divided by the APRINOIA Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent), subject to customary exceptions and adjustments. The “APRINOIA Exchange Ratio” is a number determined by dividing 28,000,000 PubCo Ordinary Shares by the sum (without duplication) of: (a) the aggregate number of APRINOIA shares outstanding (on an as-converted basis) as of immediately prior to the effective time of the Second Merger (excluding APRINOIA shares issuable or issued upon conversion of the Convertible Notes) and (b) the aggregate number of APRINOIA shares underlying APRINOIA Options (assuming, for purposes of this calculation, that all such APRINOIA Options are unexpired, issued, outstanding and vested as of immediately prior to the effective time of the Second Merger, and are exercised on a fully paid basis).

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, at the effective time of the Third Merger, (i) the issued and outstanding ordinary share of APRINOIA shall be cancelled and cease to exist by virtue of the Third Merger, and (ii) the issued and outstanding share in the capital of Merger Sub 3 shall continue existing and constitute the only issued and outstanding share in the capital of Merger Sub 3.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of APRINOIA, the APRINOIA Acquisition Entities, the Company and the SPAC Acquisition Entities. The Closing is subject to certain customary conditions.

Convertible Notes

APRINOIA and certain investors (the “Convertible Note Holders”) have entered, or will enter into those certain convertible note purchase agreements (the “Convertible Note Purchase Agreements”) and other related ancillaries, pursuant to which such Convertible Note Holders have or will provide to APRINOIA debt financing in the aggregate amount of up to $35,000,000 to meet APRINOIA’s working capital requirements through the Closing (collectively, the “Convertible Notes”). The notes bear interest on the aggregate outstanding principal amount at a simple interest rate of 5% per annum. All unpaid principal and interest shall be due and payable in full on the first anniversary of the date of the applicable Convertible Note, unless accelerated upon the occurrence of an event of default as set forth in the Convertible Notes. Each Convertible Notes may be redeemed upon the mutual agreement of the Convertible Note Holder and APRINOIA, at any time, as a whole or in part from time to time, at a redemption price equal to the amount so redeemed, plus unpaid accrued interest thereon through the date of redemption, subject to the Convertible Note Holder’s exercise of its right of conversion at the then applicable Conversion Price (as defined below) in lieu of redemption. In connection with the execution of the Business Combination Agreement, APRINOIA received an aggregate of $12.5 million in exchange for Convertible Notes.

An affiliate of the Company and the Sponsor, R Investments, LLC, a Delaware limited liability company (“R Investments”) entered into a Convertible Note Purchase Agreement on December 22, 2022 to purchase a Convertible Note with an aggregate principal amount of $7,500,000 (the “R Investments Note”). In accordance with this Convertible Note Purchase Agreement, R Investments funded the R Investments Note and APRINOIA delivered the R Investments Note to R Investments simultaneously with the execution of the Business Combination Agreement. The R Investment Note is convertible at the option of R Investments in the event of (i) an initial public offering of APRINOIA ordinary shares (a “Qualified IPO”), (ii) a financing in which APRINOIA issues equity securities with total proceeds to APRINOIA of not less than $15,000,000 (a “Qualified Financing”), (iii) a Qualified Business Combination (as defined in the R Investment Note), (iv) the Proposed Business Combination and (v) if APRINOIA elects to redeem the R Investments Note. “Conversion Price” for the R Investments Note means (i) in the case of a Qualified IPO, a price equal to the per share public offering price stated on the front cover of the final prospectus for the Qualified IPO (before deduction of any underwriting commissions, expenses or other amounts) multiplied by 0.80, (ii) in the case of a Qualified Financing, a price equal to the cash price paid per share for equity securities by the investors in the Qualified Financing multiplied by 0.80, (iii) in the case of a Qualified Business Combination or the Proposed Business Combination, a price equal to the implied per share price of the ordinary shares of APRINOIA in such Qualified Business Combination or the Business Combination, as applicable, multiplied by 0.80, and (iv) in the event that the conversion is made pursuant to a redemption, $1.58. R Investments has consent rights over (i) indebtedness, other than the other Convertible Notes, that would rank senior or pari passu in right of payment to or with the R Investments Note. On January 13, 2023, R Investments agreed to convert the R Investments Note in connection with the consummation of the Proposed Business Combination.

All other Convertible Notes convert automatically in the event of (i) a Qualified IPO, (ii) a Qualified Financing, and (iii) a Qualified Business Combination (as defined in the other Convertible Notes). Such other Convertible Notes are also convertible at the option of the Convertible Note Holder, if APRINOIA elects to redeem the Convertible Notes. “Conversion Price” for the other Convertible Notes means (i) in the case of a Qualified IPO, a price equal to the per share public offering price stated on the front cover of the final prospectus for the Qualified IPO (before deduction of any underwriting commissions, expenses or other amounts) multiplied by 0.80, (ii) in the case of a Qualified Financing, a price equal to the cash price paid per share for equity securities by the investors in the Qualified Financing multiplied by 0.80, (iii) in the case of a Qualified Business Combination, a price equal to the implied per share price of the ordinary shares of APRINOIA in such Qualified Business Combination multiplied by 0.80, and (iv) in the event that the conversion is made pursuant to a redemption, $1.58.

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Sponsor, entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor agreed to support the Business Combination and to vote all of its Founder Shares and any other securities of the Company beneficially owned or acquired by the Sponsor in favor of the Business Combination Agreement and the Proposed Business Combination. The Sponsor also agreed to take certain other actions in support of the Business Combination Agreement and the Proposed Business Combination and to refrain from taking such actions that would adversely impede the ability of the parties to perform the Business Combination Agreement. The Sponsor Support Agreement also prevents transfers of Company securities held by the Sponsor between the date of the Sponsor Support Agreement and the date of the Closing or earlier termination of the Business Combination Agreement unless the transferee executes a joinder to the Sponsor Support Agreement.

The Sponsor further agreed that 2,156,250 PubCo Ordinary Shares (the “Sponsor Earn-Out Shares”) to be received by it will be subjected to forfeiture at the Closing and will be earned, released and delivered upon satisfaction of the following milestones: (i) one half (1/2) of the Sponsor Earn-Out Shares will vest if, during the Earn-Out Period (as defined below), the VWAP (as defined in the Sponsor Support Agreement) of the PubCo Ordinary Shares is equal to or greater than $12.50 for any 20 trading days within any period of 30 consecutive trading days and (ii) one half (1/2) of the Sponsor Earn-Out Shares will vest if, during the Earn-Out Period, the VWAP of the PubCo Ordinary Shares is equal to or greater than $15.00 for any 20 trading days within any period of 30 consecutive trading days. If a PubCo Change of Control (as defined in the Sponsor Support Agreement) occurs during the Earn-Out Period, then immediately prior to the consummation of such PubCo Change of Control (as defined in the Sponsor Support Agreement), any Sponsor Earn-Out Shares not previously released shall be automatically released and no longer subject to forfeiture. “Earn-Out Period” means the period beginning on the date of Closing and ending on the fifth anniversary of the Closing (unless earlier terminated due to a PubCo Change of Control). Prior to the expiration of the Earn-Out Period, the Sponsor shall be entitled to vote and receive dividends on the Sponsor Earn-Out Shares until such Sponsor Earn-Out Shares are forfeited.

In addition, PubCo agreed to indemnify the Sponsor from and against certain liabilities relating to the Proposed Business Combination for a period of six years after the Closing.

Shareholder Support Deed

Simultaneously with and following the execution of the Business Combination Agreement, the Company, APRINOIA, PubCo and certain shareholders of APRINOIA entitled to vote on and/or give consent to certain matters to be approved by the shareholders of APRINOIA in connection with the Proposed Business Combination entered into a Shareholder Support Deed, pursuant to which, among other things, each such shareholder agreed (i) to vote in favor of such matters, (ii) to vote against any proposals that would impede the Proposed Business Combination, and (iii) not to transfer any APRINOIA shares held by such shareholder.

Investor Rights Agreement

Simultaneously with the Closing, PubCo, Sponsor, certain affiliates of Sponsor, the Company, and certain shareholders of APRINIOA shall have entered into an investor rights agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) PubCo will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, within certain period after the Closing Date, certain PubCo Ordinary Shares and other equity securities of PubCo held by certain parties from time to time, (ii) holders of registrable securities will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their registrable securities, in each case, on the terms and subject to the conditions set forth in the Investor Rights Agreement, (iii) the holders of certain registrable securities will be subject to a six month lock-up, subject to certain exceptions and (iv) the Registration and Shareholder Rights Agreement, dated as of March 16, 2021, by and between RAC, Sponsor and certain other parties thereto, will be terminated as of the Closing.

Assignment, Assumption and Amendment Agreement

In connection with the Closing, PubCo, RAC and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as warrant agent (the “Warrant Agent”) will enter into the Assignment, Assumption and Amendment Agreement (the “Assignment, Assumption and Amendment Agreement”), which will amend that certain Warrant Agreement (the “Existing Warrant Agreement”), dated as of March 16, 2021, by and between the Company and the Warrant Agent, which Existing Warrant Agreement governs all of the Warrants issued by the Company. Pursuant to the Assignment, Assumption and Amendment Agreement, effective on and from the effective time of the Initial Merger, the Company will assign to PubCo all of the Company’s right, title and interest in and to the Existing Warrant Agreement and PubCo will assume, and agree to pay, perform, satisfy and discharge in full, as the same become due, all of the Company’s liabilities and obligations under the Existing Warrant Agreement, as amended, arising on, from and after the effective time of the Initial Merger.

Lock-Up Agreements

No later than immediately prior to the effective time of the Initial Merger, PubCo and certain APRINOIA shareholders will have entered into a lock-up agreement (“Lock-Up Agreement”), pursuant to which, among other things, (i) each such APRINOIA shareholder agrees not to sell, for the period specified in the Lock-Up Agreement, certain PubCo Ordinary Shares such APRINOIA shareholder (as applicable) will receive in the Mergers, on the terms and subject to the conditions set forth in the Lock-Up Agreement.

Equity Commitment Letter

In connection with the execution of the Business Combination Agreement, R Investments (the “Forward Purchaser”), PubCo and APRINOIA entered into an equity commitment letter (the “Equity Commitment Letter”) pursuant to which the Forward Purchaser agreed to subscribe for, directly through PubCo and as a PIPE Investment (as defined in the Business Combination Agreement), that number of PubCo Ordinary Shares at $10 per share equal to the difference between the actual value of the Trust Account (after giving effect to redemptions of Public Shares) and $12,500,000 (the “Maximum Commitment”), only to the extent that the value of the Trust Account (after giving effect to redemptions of Public Shares) is less than the Maximum Commitment. Any PubCo Ordinary Shares purchased by the Forward Purchaser pursuant to this Equity Commitment Letter shall be “Registrable Securities” under the Investor Rights Agreement upon the execution of the Investor Rights Agreement by the Forward Purchaser.

Extension and Redemptions

    On March 13, 2023, we held an extraordinary general meeting (the “Extension Meeting”). At the Extension Meeting, our shareholders approved as a special resolution, the amendment of the Company’s amended and restated memorandum and articles of association to extend the date by which we must complete an Initial Business Combination by up to six months in one month increments subject to deposit of $165,000 into the Trust Account for each month by which such date is extended (the “Extension”). On March 13, 2023, following the shareholder approval, the Company filed the amendment to the amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. On March 31, 2023, APRINOIA made a deposit of $165,000 (the “First Extension Payment”) to the Trust Account. The date by which we must complete an Initial Business Combination was extended from March 16, 2023 to April 16, 2023. Following the aforementioned redemptions, we have 15,005,902 ordinary shares outstanding, which includes 6,380,902 Class A Ordinary Shares and 8,625,000 Founder Shares.

    After giving effect to the aforementioned redemptions and the First Extension Payment the amount of funds remaining in the Trust Account was approximately $65,458,680.62 as of March 31, 2023.

Business Strategy

    Our business strategy is to identify, acquire, and after our Initial Business Combination, build a company in an industry that complements the experience and expertise of our management team and will benefit from our operational and investment expertise. Our acquisition selection process for the Proposed Business Combination with APRINOIA leveraged, and if we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination will leverage, our team’s network of industry, private equity sponsor and lending community relationships as well as relationships with management teams of public and private companies, founders and entrepreneurs, investment bankers, attorneys and accountants that we believe provided us, and if necessary, would in the future provide us, with a number of business combination opportunities. This broad network of relationships has been developed and cultivated over decades of success as demonstrated by our management team’s:

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

In addition to our management team’s robust network, target business candidates have in the past, and may continue to be brought to our attention from various unaffiliated contacts, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. If we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, members of our management team will again communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential business combination and again begin the process of pursuing and reviewing promising leads.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience. We conducted such a review process in connection with the Proposed Business Combination.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority (“FINRA”) that our Initial Business Combination is fair to the Company from a financial point of view. We did not need to, and did not obtain, such an opinion in connection with the Proposed Business Combination.

Each of our directors and officers own, directly or indirectly, Founder Shares and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity or entities pursuant to which such officer or director is required to present a business combination opportunity to such entity or entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated memorandum and articles of association, as amended (our “Charter”) provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Initial Business Combination

So long as our securities are then listed on the NYSE, our Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement, including the Business Combination Agreement, in connection with our Initial Business Combination. Our board of directors determined that the Proposed Business Combination with APRINOIA satisfied this requirement. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. No such opinion was obtained in connection with the Proposed Business Combination. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

    We have structured the Proposed Business Combination so that the post-business combination company in which our Public Shareholders will own shares will indirectly own or acquire 100% of the equity interests or assets of APRINOIA. If we do not complete the Proposed Business Combination and search for an alternate Initial Business Combination, we anticipate structuring our Initial Business Combination so that the post-business combination company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure any Initial Business Combination other than the Proposed Business Combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our Sponsor. Our Sponsor consented to the Proposed Business Combination. If our securities are not then listed on the NYSE for whatever reason, we would no longer be required to meet the foregoing 80% of net assets test. For additional information on the Proposed Business Combination, you are urged to read our Current Report on Form 8-K filed with the SEC on January 18, 2023 and the registration statement on Form F-4 to be filed by PubCo in connection with the Proposed Business Combination when it becomes available, the amendments thereto, as well as other documents filed with the SEC in connection with the Proposed Business Combination.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate the Proposed Business Combination, and any other Initial Business Combination, using cash from the proceeds of the Initial Public Offering and the Private Placement of the Private Placement Warrants, the proceeds of the sale of shares in connection with our Initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. Although our management endeavored to evaluate the risks inherent in APRINOIA’s business, and will endeavor to evaluate the risks inherent in any other particular target business, we cannot assure you that we have, or will properly ascertain or assess all significant risk factors.

If our Initial Business Combination is paid for using equity, as will be the case for the Proposed Business Combination, or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

APRINOIA has entered into Convertible Note Purchase Agreements and Convertible Notes to raise additional funds through private offerings in connection with the Proposed Business Combination, and we may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of any other Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we have targeted, and may in the future, target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholders, we may be required to seek additional financing to complete the Proposed Business Combination, or such other Initial Business Combination. Subject to compliance with applicable securities laws, we expect to complete any other financing simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination funded with assets other than the Trust Account assets, such as the Proposed Business Combination, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with the Proposed Business Combination or any other Initial Business Combination, including pursuant to forward purchase agreements or backstop agreements. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. Other than pursuant to the Equity Commitment Letter and the R Investments Convertible Note, none of our Sponsor, officers, directors or shareholders are required to provide any financing to us in connection with or after our Initial Business Combination.

Sources of Target Businesses

As discussed elsewhere in this annual report, we intend to complete the Proposed Business Combination with APRINOIA. However, if we do not complete the Proposed Business Combination and instead seek another Initial Business Combination, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our filings with the SEC and know what types of businesses we are targeting. If we do not complete the Proposed Business Combination and instead seek another Initial Business Combination, our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, if we do not complete the Proposed Business Combination and instead seek another Initial Business Combination, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the Trust Account. No finder was engaged, and no finder fee will be paid, in connection with the Proposed Business Combination. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of any other Initial Business Combination (regardless of the type of transaction that it is).

Commencing March 16, 2021, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an Initial Business Combination, including the Proposed Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our Initial Business Combination. No such arrangements were entered in connection with the Proposed Business Combination; however, our President, Chief Executive Officer and Chairman, Wilbur L. Ross, Jr., is expected to serve as a director of PubCo following the Proposed Business Combination. The presence or absence of any such fees or arrangements was not used as a criterion in our selection process for APRINOIA, and will not be used as a criterion in our selection process of any other acquisition candidate.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, founders, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such Initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. The Proposed Business Combination is not a transaction with a company that is affiliated with our Sponsor, or any of our founders, officers or directors.

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

Evaluation of a Target Business and Structuring of the Proposed Business Combination

In evaluating APRINOIA, we conducted a due diligence review of APRINOIA, which included: (i) extensive meetings with APRINOIA’s management teams and representatives regarding APRINOIA’s operations, major customers, financial prospects and other customary due diligence matters; (ii) legal and commercial review of APRINOIA’s material business contracts, books and records, government regulations and filings, intellectual property and information technology; (iii) financial due diligence and analysis of APRINOIA with the assistance of its financial advisors; and (iv) research on the industry in which APRINOIA operates. In evaluating any other prospective target business, we expect to conduct a due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

We have expended considerable time, and incurred considerable costs, to select and evaluate APRINOIA and to structure and pursue completion of the Proposed Business Combination. The time required to select and evaluate any other target business and to structure and complete any other Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The Company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our Initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of the Proposed Business Combination or any other Initial Business Combination, the prospects for our success will likely depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing the Proposed Business Combination or another Initial Business Combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after the Proposed Business Combination or another Initial Business Combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

  Although we closely scrutinized the management of APRINOIA when evaluating the desirability of effecting the Proposed Business Combination, and would closely scrutinize the management of any other prospective target business when evaluating the desirability of effecting any other Initial Business Combination, our assessment of the APRINOIA’s management, or such other target business’ management, may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure investors that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

  We cannot assure investors that any of our key personnel will remain in senior management or advisory positions with PubCo or any other combined company. The determination as to whether any of our key personnel will remain with PubCo or any other combined company will be made at the time of the Proposed Business Combination or such other Initial Business Combination.

  Following the Proposed Business Combination or another Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure investors that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve the Initial Business Combination

Although we do not intend to do so in connection with the Proposed Business Combination, we may conduct redemptions for any other Initial Business Combination without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Charter. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the NYSE’s listing rules, shareholder approval would typically be required for any Initial Business Combination if, for example:

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

The decision as to whether we will seek shareholder approval of any Initial Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the Initial Business Combination;

•	other time and budget constraints of the Company; and

•	additional legal complexities of an Initial Business Combination that would be time-consuming and burdensome to present to shareholders.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination, including the Proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. For illustrative purposes, as of March 31, 2023, the amount in the Trust Account was approximately $10.26 per Public Share. The per-share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our Initial Public Offering, if any. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. There will be no redemption rights upon the completion of our Initial Business Combination with respect to our Warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its Public Shares, if the Proposed Business Combination or another Initial Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity.

Limitations on Redemptions

Our Charter provides that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Although the Proposed Business Combination does not, any other Initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of such Initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of such Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete such Initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination, including the Proposed Business Combination, either (i) in connection with a shareholder meeting called to approve the Initial Business Combination, as we intend to do in connection with the Proposed Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of any Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive, such as the Proposed Business Combination, and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our Charter would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on the NYSE, we will be required to comply with the NYSE rules. Our Public Shareholders will have the opportunity to redeem all or a portion of their Public Shares upon the completion of the Proposed Business Combination in connection with a shareholder meeting to be called to approve the Proposed Business Combination.

If we hold a shareholder vote to approve our Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, we will, pursuant to our Charter:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the Proposed Business Combination or such other Initial Business Combination.

If we seek shareholder approval, as we intend to do in connection with the Proposed Business Combination, we will complete our Initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Initial Business Combination. Our Sponsor and each member of our management team have agreed pursuant to the letter agreement, and, in the case of the Proposed Business Combination, the Sponsor Support Agreement, to vote their Founder Shares and Public Shares in favor of our Initial Business Combination. Following the redemptions of Public Shares in connection with implementation of the Extension Amendment, only 6,380,902 Public Shares remain outstanding. As a result, we will not need any of the remaining Public Shares sold in the Initial Public Offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination, including the Proposed Business Combination, approved. However, the structure of the Proposed Business Combination contemplates that as a result of the Initial Merger, the Company will be merged with and into Merger Sub 1, with Merger Sub 1 surviving. Approval of the Initial Merger requires a special resolution, being the affirmative vote of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company. As a result, in addition to the Founder Shares, we would need 1,378,935, or 21.6% (assuming all issued and outstanding shares are voted), of the remaining 6,380,902 Public Shares to be voted in favor of the Initial Merger in order to proceed with the Proposed Business Combination. If only the minimum number of shares representing a quorum are voted, we will not need any of the remaining Public Shares to be voted in favor of the Initial Merger in order to proceed with the Proposed Business Combination.

Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the Proposed Business Combination or such other Initial Business Combination or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of any Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete our Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of our Public Shareholders or pre-Initial Business Combination activity.

If, for an Initial Business Combination other than the Proposed Business Combination, we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Charter:

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

Upon the public announcement of such an Initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least twenty business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more Public Shares than we have offered to purchase, we will withdraw the tender offer and not complete such Initial Business Combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our Initial Business Combination, as we plan to do for the Proposed Business Combination, and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the remaining shares sold in the Initial Public Offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Initial Business Combination, including the Proposed Business Combination, as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the remaining shares sold in the Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the remaining shares sold in the Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our Initial Business Combination, particularly in connection with an Initial Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of any Initial Business Combination, as we plan to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with the Proposed Business Combination or such other Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of the Proposed Business Combination or such other Initial Business Combination, although they are under no obligation or duty to do so.

Any such price per share may be different than the amount per share a Public Shareholder would receive if it elected to redeem its Public Shares in connection with the Proposed Business Combination or such other Initial Business Combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by the Sponsor, directors, executive officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to the Proposed Business Combination or such other Initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of the Proposed Business Combination or such other Initial Business Combination or not redeem their Public Shares. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions prior to completion of the Proposed Business Combination or such other Initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

  The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Proposed Business Combination or such other Initial Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of the Proposed Business Combination or another Initial Business Combination that may not otherwise have been possible.

  In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

  Our Sponsor, directors, executive officers, advisors or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, directors, executive officers, advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with the Proposed Business Combination or another Initial Business Combination. To the extent that our Sponsor, directors, executive officers, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against the Proposed Business Combination or any other Initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to the Proposed Business Combination or such other Initial Business Combination but only if such shares have not already been voted at the general meeting related to the Proposed Business Combination or such other Initial Business Combination. Our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

  Our Sponsor, directors, executive officers, advisors or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for the Proposed Business Combination or any other Initial Business Combination would disclose the possibility that our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

•
if our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for the Proposed Business Combination or any other Initial Business Combination would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or their affiliates would not be voted in favor of approving the Proposed Business Combination or such other Initial Business Combination;

•
our Sponsor, directors, executive officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the Proposed Business Combination or such other Initial Business Combination, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, executive officers, advisors and their affiliates;

o
the impact, if any, of the purchases by our s Sponsor, directors, executive officers, advisors and their affiliates and their affiliates on the likelihood that the Proposed Business Combination or other Initial Business Combination will be approved;

o
the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors —  If we seek shareholder approval of our Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on any Initial Business Combination, including the Proposed Business Combination, and reduce the public “float” of our Class A Ordinary Shares or Public Warrants.”

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Proposed Business Combination or other Initial Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with Proposed Business Combination or other Initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Initial Business Combination if we distribute proxy materials, as we plan to do in connection with the Proposed Business Combination, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by some other blank check companies. In order to perfect redemption rights in connection with their business combinations, some other blank check companies would distribute proxy materials for the shareholders’ vote on an Initial Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the Proposed Business Combination or other Initial Business Combination, unless otherwise agreed to by us. Furthermore, if a holder of a Public Share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of the Proposed Business Combination or any other Initial Business Combination.

If our Initial Business Combination, including the Proposed Business Combination, is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by Public Shareholders who elected to redeem their shares.

If the Proposed Business Combination is not completed, we may continue to try to complete another Initial Business Combination with a different target until September 16, 2023.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter provides that we have until September 16, 2023 to consummate an Initial Business Combination. If we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2023, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to consummate the Proposed Business Combination or another Initial Business Combination by September 16, 2023. Our Charter provides that, if we wind up for any other reason prior to the consummation of the Proposed Business Combination or another Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to consummate the Proposed Business Combination or another Initial Business Combination by September 16, 2023 (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre- Initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

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

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The underwriters of the Initial Public Offering have not executed, and will not execute, an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business, such as APRINOIA, that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure shareholders that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. APRINOIA and PubCo executed such a waiver in connection with the Proposed Business Combination. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have access to a limited amount of funds following the Initial Public Offering and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023, (ii) in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre- Initial Business Combination activity, or (iii) if they redeem their respective shares for cash upon the completion of the Proposed Business Combination or another Initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with the Proposed Business Combination or another Initial Business Combination, a shareholder’s voting in connection with the Proposed Business Combination or such other Initial Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote.

Facilities

We currently maintain our executive offices at 1 Pelican Lane, Palm Beach, FL 33480. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services.

Employees

We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed the Proposed Business Combination or another Initial Business Combination. The amount of time that any such person will devote in any time period to our Company will vary based on whether a target business has been selected for our Initial Business Combination and the current stage of the business combination process.

Competition

In identifying, evaluating and selecting APRINOIA for the Proposed Business Combination we encountered, and if we need to identify, evaluate and select another target business for our Initial Business Combination, we expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.

Some of these competitors may possess greater resources or more specialized industry knowledge related to a specific business combination target than we do and our financial resources will be relatively limited when contrasted with those of some of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of any other Initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for any other Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating any other Initial Business Combination.

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

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following March 16, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this annual report and our 424(b)(3) prospectus dated March 11, 2021 relating to our Initial Public Offering (the “IPO Prospectus”). If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and investors could lose all or part of their investment.

Summary of Risk Factors

The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our ordinary shares to decline. These risks are discussed more fully following this summary. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•
While we intend to submit the Proposed Business Combination to a vote of our shareholders, if we are not able to complete the Proposed Business Combination and seek an alternate Initial Business Combination, or decide not to submit the Proposed Business Combination to a vote of our shareholders, our shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination, including the Proposed Business Combination, even though a majority of our shareholders do not support such a combination.

•
Our shareholders’ only opportunity to affect the investment decision regarding a potential Initial Business Combination, including the Proposed Business Combination, may be limited to the exercise of their right to redeem their shares from us for cash.

•
If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote.

•
The ability of our remaining Public Shareholders to redeem their shares for cash, and the completed redemptions of Public Shares in connection with the Extension, may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

•
Our search for an Initial Business Combination, and any target business, including APRINOIA, with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•
We may not be able to complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

•
If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Public Shares or Public Warrants.

•	A shareholder will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until at least September 16, 2023, we may be unable to complete the Proposed Business Combination or another Initial Business Combination, and we may have to depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete the Proposed Business Combination or another Initial Business Combination.

•
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

•
To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have, on or around the 24-month anniversary of the effective date of our IPO registration statement, instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of an Initial Business Combination (including the Proposed Business Combination) or our liquidation. As a result, following the liquidation of investments in the Trust Account, we expect to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

•
The SEC has issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, APRINOIA or another potential Initial Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination, including the Proposed Business Combination, and may constrain the circumstances under which we could complete an Initial Business Combination, including the Proposed Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

•
We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, investors may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

•
Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that shareholders do not support. Similarly, following the consummation of the Proposed Business Combination or another Initial Business Combination, one or more shareholders of the target may have a substantial interest in the combined company and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.

•
If we pursue a target company with operations or opportunities outside of the United States for our Initial Business Combination, as with the Proposed Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing the Proposed Business Combination or such other Initial Business Combination, and if we effect the Proposed Business Combination or such other Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

•	Any failure to maintain effective internal control over financial reporting could harm us.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

•
If we do not complete the Proposed Business Combination with APRINOIA, we may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

•
Since our Sponsor, executive officers and directors will lose their entire investment in us if the Proposed Business Combination or another Initial Business Combination is not completed (other than with respect to Public Shares they may hold), a conflict of interest may arise in determining whether APRINOIA or another particular business combination target is appropriate for our Initial Business Combination.

•	We are a special purpose acquisition company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Risks Relating to Our Business and the Initial Business Combination

While we intend to submit the Proposed Business Combination to a vote of our shareholders, if we are not able to complete the Proposed Business Combination and seek an alternate Initial Business Combination, or decide not to submit the Proposed Business Combination to a vote of our shareholders, our shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, which means we may complete our Initial Business Combination, including the Proposed Business Combination, even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our Initial Business Combination if the Initial Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of an Initial Business Combination or will allow shareholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our Initial Business Combination, including the Proposed Business Combination, even if holders of a majority of our issued and outstanding ordinary shares do not approve of the Initial Business Combination we complete.

Please see the section entitled “Item 1. Business-Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Our shareholders’ only opportunity to affect the investment decision regarding a potential Initial Business Combination, including the Proposed Business Combination, may be limited to the exercise of their right to redeem their shares from us for cash.

Our shareholders will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete an Initial Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Initial Business Combination, unless we seek such shareholder approval, as we currently expect to do in connection with the Proposed Business Combination. Accordingly, if we do not seek shareholder approval, a shareholder’s only opportunity to affect the investment decision regarding the Initial Business Combination may be limited to exercising their redemption rights within the period of time (which will be at least twenty business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our Initial Business Combination.

If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote.

Our Sponsor owns, on an as-converted basis, 57.5% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase Public Shares prior to our Initial Business Combination. In the case of the Proposed Business Combination, our Sponsor also entered into the Sponsor Support Agreement, pursuant to which it agreed to vote all of its equity securities in favor of the Proposed Business Combination and each other related proposal that we submit to our shareholders. Our Charter provides that, if we seek shareholder approval, we will complete our Initial Business Combination, including the Proposed Business Combination, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. Following the redemptions in connection with the Extension Meeting, we have 15,005,902 ordinary shares outstanding, which includes 6,380,902 Class A Ordinary Shares and 8,625,000 Founder Shares. As a result, we will not need any of the remaining Public Shares sold in the Initial Public Offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination, including the Proposed Business Combination, approved. However, the structure of the Proposed Business Combination contemplates that as a result of the Initial Merger, the Company will be merged with and into Merger Sub 1, with Merger Sub 1 surviving. Approval of the Initial Merger requires a special resolution, being the affirmative vote of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company. As a result, in addition to the Founder Shares, we would need 1,378,935, or 21.6% (assuming all issued and outstanding shares are voted), of the remaining 6,380,902 Public Shares to be voted in favor of the Initial Merger in order to proceed with the Proposed Business Combination. If only the minimum number of shares representing a quorum are voted, we will not need any of the remaining Public Shares to be voted in favor of the Initial Merger in order to proceed with the Proposed Business Combination. Accordingly, if we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Initial Business Combination, including the Proposed Business Combination.

The ability of our remaining Public Shareholders to redeem their shares for cash, and the completed redemptions of Public Shares in connection with the Extension, may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target.

Although the Business Combination Agreement with APRINOIA does not include a minimum cash condition, if we do not complete the Proposed Business Combination, we may seek to enter into an Initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In connection with the Extension Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 15,005,902 ordinary shares outstanding, which includes 6,380,902 Class A Ordinary Shares and 8,625,000 Founder Shares. If too many our remaining Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with such Initial Business Combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Initial Business Combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an Initial Business Combination transaction with us.

The ability of our remaining Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extension, may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

In connection with the Extension Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. Following the aforementioned redemptions, we have 15,005,902 ordinary shares outstanding, which includes 6,380,902 Class A Ordinary Shares and 8,625,000 Founder Shares. At the time we enter into an agreement for our Initial Business Combination, we will not, and at the time we entered into the Business Combination Agreement for the Proposed Business Combination, we did not, know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances, such as the issuance of the Convertible Notes, or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters, if any, will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination, including the Proposed Business Combination.

The ability of our remaining Public Shareholders to exercise redemption rights with respect to a large number of our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extension Amendment, could increase the probability that our Initial Business Combination, including the Proposed Business Combination, would be unsuccessful and that shareholders would have to wait for liquidation in order to redeem their shares.

Although the Business Combination Agreement with APRINOIA does not include a minimum cash condition, if we do not complete the Proposed Business Combination, we may seek to enter into an Initial Business Combination agreement that requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing. If we do so, the probability that our Initial Business Combination would be unsuccessful is increased. This risk is magnified because, following the aforementioned redemptions in connection with the Extension, as of March 31, 2023, we had a balance in cash and investments held in trust of approximately $65,458,680.62. If the Proposed Business Combination or another Initial Business Combination is unsuccessful, shareholders would not receive their pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we consummate an Initial Business Combination by September 16, 2023 may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential Initial Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an Initial Business Combination will be aware that we must consummate an Initial Business Combination by September 16, 2023. Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for an Initial Business Combination, and any target business, including APRINOIA, with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 pandemic has resulted, and other infectious diseases could result, in a widespread health crisis that has and will continue to adversely affect economies and financial markets worldwide, and the business of any potential target business with which we consummate an Initial Business Combination, including APRINOIA, may also be materially and adversely affected. Furthermore, we may be unable to complete an Initial Business Combination, including the Proposed Business Combination, if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s, including APRINOIA’s, personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The effects of the COVID-19 pandemic on businesses, and the inability to accurately predict the future impact of the pandemic on businesses, has also made determinations and negotiations of valuation more difficult, which could make it more difficult to consummate an Initial Business Combination transaction, including the Proposed Business Combination.

The extent to which COVID-19 ultimately impacts our identification another Initial Business Combination if we do not complete the Proposed Business Combination or consummation of the Proposed Business Combination or another Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and actions to contain the virus or treat its impact, among others. While vaccines for COVID-19 are being, and have been, developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect it will take time before the impact of the availability and acceptance of the vaccines is observable on a significant scale. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate the Proposed Business Combination or another Initial Business Combination, or the operations of a target business, including APRINOIA, with which we ultimately consummate an Initial Business Combination, may be materially adversely affected.

In addition, our ability to coordinate as a team or to consummate an Initial Business Combination, including the Proposed Business Combination, may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events.

Finally, the outbreak of COVID-19 or other infectious diseases may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

We may not be able to complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Our Charter provides that we must complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023. We may not be able to complete the Proposed Business Combination or find a suitable target business and consummate another Initial Business Combination by September 16, 2023. Our ability to complete the Proposed Business Combination or another Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 (and its variants) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete the Proposed Business Combination or another Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 (and its variants) may negatively impact businesses we may seek to acquire, including APRINOIA. Additionally, financial markets may be adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally.

If we have not consummated the Proposed Business Combination or another Initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Charter provides that, if we wind up for any other reason prior to the consummation of the Proposed Business Combination or another Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our Public Shareholders may receive only $10.00 per Public Share, or less than $10.00 per Public Share, on the redemption of their Public Shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Public Shares or Public Warrants.

If we seek shareholder approval of any Initial Business Combination, as we plan to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with the Proposed Business Combination or such other Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of the Proposed Business Combination or such other Initial Business Combination, although they are under no obligation or duty to do so.

Any such price per share may be different than the amount per share a Public Shareholder would receive if it elected to redeem its Public Shares in connection with the Proposed Business Combination or such other Initial Business Combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by the Sponsor, directors, executive officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to the Proposed Business Combination or such other Initial Business Combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of the Proposed Business Combination or such other Initial Business Combination or not redeem their Public Shares. None of the funds held in the Trust Account will be used to purchase Public Shares or Public Warrants in such transactions prior to completion of the Proposed Business Combination or such other Initial Business Combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

  The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the Proposed Business Combination or such other Initial Business Combination, (2) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of the Proposed Business Combination or another Initial Business Combination that may not otherwise have been possible.

  In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

  Our Sponsor, directors, executive officers, advisors or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, directors, executive officers, advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with the Proposed Business Combination or another Initial Business Combination. To the extent that our Sponsor, directors, executive officers, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against the Proposed Business Combination or any other Initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to the Proposed Business Combination or such other Initial Business Combination but only if such shares have not already been voted at the general meeting related to the Proposed Business Combination or such other Initial Business Combination. Our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

  Our Sponsor, directors, executive officers, advisors or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

•
our registration statement/proxy statement filed for the Proposed Business Combination or any other Initial Business Combination would disclose the possibility that our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

•
if our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

•
our registration statement/proxy statement filed for the Proposed Business Combination or any other Initial Business Combination would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or their affiliates would not be voted in favor of approving the Proposed Business Combination or such other Initial Business Combination;

•
our Sponsor, directors, executive officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

•	we would disclose in a Form 8-K, before our security holder meeting to approve the Proposed Business Combination or such other Initial Business Combination, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, executive officers, advisors and their affiliates;

o
the impact, if any, of the purchases by our s Sponsor, directors, executive officers, advisors and their affiliates and their affiliates on the likelihood that the Proposed Business Combination or other Initial Business Combination will be approved;

o
the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, including the Proposed Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination, including the Proposed Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its Public Shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with the Proposed Business Combination or another Initial Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender Public Shares. In the event that a shareholder fails to comply with these procedures, its Public Shares may not be redeemed. See “Item 1. Business-Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

A shareholder will not be entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the U.S. securities laws. However, because we have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete the Proposed Business Combination or another Initial Business Combination than companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of the Proposed Business Combination or another Initial Business Combination.

If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Class A Ordinary Shares, they will lose the ability to redeem all such shares in excess of 15% of our Class A Ordinary Shares.

If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the remaining shares sold in the Initial Public Offering (i.e., Excess Shares), without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. A shareholder’s inability to redeem the Excess Shares will reduce their influence over our ability to complete our Initial Business Combination, including the Proposed Business Combination, and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, a shareholder(s) will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, such shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete the Proposed Business Combination or another Initial Business Combination. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including APRINOIA, we could potentially acquire with the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This risk is magnified because, following the aforementioned redemptions in connection with the Extension, as of March 31, 2023, we had a balance in cash and investments held in trust of approximately $65,458,680.62. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our Initial Business Combination, including the Proposed Business Combination, in conjunction with a shareholder vote or via a tender offer. Target companies, such as APRINOIA, will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until at least September 16, 2023, we may be unable to complete the Proposed Business Combination or another Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete the Proposed Business Combination or another Initial Business Combination.

Of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, only a limited amount of funds is available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for at least until September 16, 2023; however, we cannot assure investors that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular Initial Business Combination, although we do not have any current intention to do so, and have not done so in connection with the Proposed Business Combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of the Proposed Business Combination or another Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of the Proposed Business Combination or another Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates, members of our management team or a target business, such as APRINOIA, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.00 per Public Share, or possibly less, on our redemption of our Public Shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

Subsequent to our completion of the Proposed Business Transaction or another Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause investors to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, as we have done on APRINOIA, we cannot assure investors that this diligence will identify all material issues with a particular target business, including APRINOIA, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of APRINOIA’s, another target business’ and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by APRINOIA or another target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or another Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2023, or upon the exercise of a redemption right in connection with the Proposed Business Combination or another Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business, such as APRINOIA, that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure shareholders that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Proposed Business Combination or another Initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete the Proposed Business Combination or another Initial Business Combination, and shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares.

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

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate the Proposed Business Combination or another Initial Business Combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete the Proposed Business Combination or another Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete an Initial Business Combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Initial Business Combination, including the Proposed Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity; or (iii) absent our completing the Proposed Business Combination or another Initial Business Combination by September 16, 2023, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete the Proposed Business Combination or another Initial Business Combination. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have, on or around the 24-month anniversary of the effective date of our IPO registration statement, instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of an Initial Business Combination (including the Proposed Business Combination) or our liquidation. As a result, following the liquidation of investments in the Trust Account, we expect to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account were, since our Initial Public Offering, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have, on or around to the 24-month anniversary of the effective date of our IPO registration statement, instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination (including the Proposed Business Combination) or the liquidation of the Company. Following such liquidation, we expect to receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit at a bank is expected to reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete the Proposed Business Combination or another Initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of the Proposed Business Combination or another Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete the Proposed Business Combination or another Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an Initial Business Combination.

The SEC has issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, APRINOIA or another potential Initial Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete a Business Combination, including the Proposed Business Combination, and may constrain the circumstances under which we could complete an Initial Business Combination, including the Proposed Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other things, to disclosures in SEC filings in connection with business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to registration and regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and, if adopted, may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, APRINOIA or another potential Initial Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an Initial Business Combination, including the Proposed Business Combination, and may constrain the circumstances under which we could complete an Initial Business Combination, including the Proposed Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares.

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

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act (As Revised) of the Cayman Islands (the “Companies Act”) for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, Public Shareholders may not be afforded the opportunity to elect directors and to discuss Company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term.

If we do not complete the Proposed Business Combination with APRINOIA, when we look for an alternate business combination target, we will not be limited to evaluating a target business in a particular industry sector, and investors will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our Charter, permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. We intend to complete the Proposed Business Combination with APRINOIA, and accordingly may be affected by numerous risks inherent in APRINOIA’s business operations and industry, which will be described in detail in the registration statement on Form F-4 to be filed by PubCo in connection with the Proposed Business Combination. If we do not complete the Proposed Business Combination with APRINOIA but complete another Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and we have done so in connection with the Proposed Business Combination, we cannot assure investors that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure investors that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in APRINOIA or another business combination target. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or any other Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We have and will continue to consider Initial Business Combinations outside of our management’s area of expertise if an Initial Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, and it has endeavored to do so in connection with the Proposed Business Combination, we cannot assure investors that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure investors that an investment in our Units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in APRINOIA or another business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or another Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

  Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that APRINOIA or another target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Initial Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, investors may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. No such opinion was required or obtained in connection with the Proposed Business Combination. If no opinion is obtained, as with the Proposed Business Combination, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Initial Business Combination, including the Proposed Business Combination.

Resources could be wasted in researching Initial Business Combinations, such as the Proposed Business Combination, that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete the Proposed Business Combination or another Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. We may fail to complete the Proposed Business Combination for any number of reasons including those beyond our control. Furthermore, if we reach an agreement relating to a different specific target business we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants provided us with approximately $333 million that we may use to complete our Initial Business Combination and pay related fees and expenses.

Although the Business Combination Agreement contemplates an Initial Business Combination with a single target business, APRINOIA, if we do not complete the Proposed Business Combination we may effectuate our Initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing the Proposed Business Combination or another Initial Business Combination with only APRINOIA or another single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to the Proposed Business Combination or other Initial Business Combination.

If we do not complete the Proposed Business Combination, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

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

We are attempting to complete the Proposed Business Combination with APRINOIA, a private company, and if we do not complete the Proposed Business Combination, we may attempt to complete another Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with APRINOIA with a company that is not as profitable as we suspected, if at all.

We are attempting to complete the Proposed Business Combination with APRINOIA, a privately held company. In pursuing our acquisition strategy if we do not completed the Proposed Business Combination, we may seek to effectuate our Initial Business Combination with a different privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in an Initial Business Combination with APRINOIA or another company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of APRINOIA or another target business after the Proposed Business Combination or another Initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Although the Proposed Business Combination is structured so that the post-transaction company in which our Public Shareholders own shares will own 100% of the equity interests of the target, if we do not complete the Proposed Business Combination, we may structure another Initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such other Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. If the Proposed Business Combination is completed, our shareholders immediately prior to such transaction will own less than a majority of the post-business combination entity’s outstanding shares subsequent to such transaction.

There are no assurances that the Extension Amendment will enable us to complete the Proposed Business Combination or another Initial Business Combination.

We can provide no assurances that the Proposed Business Combination or another Initial Business Combination will be consummated prior to the end of the extended combination window. Our ability to consummate any Initial Business Combination, including the Proposed Business Combination, is dependent on a variety of factors, many of which are beyond our control. The Company expects to seek shareholder approval of the Proposed Business Combination or any other Initial Business Combination. We were required to offer Public Shareholders the opportunity to redeem Public Shares in connection with the Extension Amendment, and we will be required to offer Public Shareholders redemption rights again in connection with any shareholder vote to approve the Proposed Business Combination or another Initial Business Combination. Even if the Proposed Business Combination or another Initial Business Combination is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate the Proposed Business Combination or such other Initial Business Combination on commercially acceptable terms, or at all. The fact that we had a separate redemption period in connection with the Extension Amendment in which shareholders holding 28,119,098 Class A ordinary shares exercised their right to redeem exacerbates this risk. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our shareholders do not agree.

Our Charter does not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, although the Proposed Business Combination does not, any other proposed Initial Business Combination may, impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. We may be able to complete the Proposed Business Combination or another Initial Business Combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their Public Shares. Similarly, if we seek shareholder approval of the Proposed Business Combination (as we expect to do) or another Initial Business Combination and do not conduct redemptions pursuant to the tender offer rules, we may enter into privately negotiated agreements with Public Shareholders to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash requirements pursuant to the terms of the Proposed Business Combination or such other proposed Initial Business Combination exceed the aggregate amount of cash available to us, and if the minimum cash condition is not waived, we will not complete the Proposed Business Combination or other Initial Business Combination or redeem any Public Shares, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Initial Business Combination. This risk is magnified because, following the aforementioned redemptions in connection with the Extension, as of March 31, 2023, we had a balance in cash and investments held in trust of approximately $65,458,680.62.

We may be unable to obtain additional financing to complete the Proposed Business Combination or another Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon the Proposed Business Combination or another Initial Business Combination.

Although we believe that the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete the Proposed Business Combination or another Initial Business Combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of the Proposed Business Combination or another Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with the Proposed Business Combination or another Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with the Proposed Business Combination or another Initial Business Combination, we may be required to seek additional financing or to abandon the Proposed Business combination or other Initial Business Combination. We cannot assure investors that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete the Proposed Business Combination or another Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular transaction and seek an alternative target business candidate. This risk is magnified because, following the aforementioned redemptions in connection with the Extension, as of March 31, 2023, we had a balance in cash and investments held in trust of approximately $65,458,680.62. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete the Proposed Business Combination or another Initial Business Combination, we may require such financing to fund the operations or growth of APRINOIA or any other target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of APRINOIA or such other target business.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that shareholders do not support. Similarly, following the consummation of the Proposed Business Combination or another Initial Business Combination, one or more shareholders of the target may have a substantial interest in the combined company and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.

Our Sponsor owns, on an as-converted basis, 57.5% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that shareholders do not support, including amendments to our Charter. If our Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of the Proposed Business Combination or another Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Proposed Business Combination or another Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to the Proposed Business Combination or another Initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of the Proposed Business Combination or another Initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our Sponsor. Our Sponsor consented to our entry into the Business Combination Agreement with APRINOIA.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on the Proposed Business Combination or any other Initial Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. In the case of APRINOIA, these financial statements are, and in the case of any other target company, these financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate the Proposed Business Combination or another Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing the Proposed Business Combination or another Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business, such as APRINOIA, with which we seek to complete the Proposed Business Combination or another Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

If we pursue a target company with operations or opportunities outside of the United States for our Initial Business Combination, as with the Proposed Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing the Proposed Business Combination or such other Initial Business Combination, and if we effect the Proposed Business Combination or such other Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

In connection with the Proposed Business Combination with APRINOIA we will be, and if we do not complete the Proposed Business Combination and pursue another target company with operations or opportunities outside of the United States for our Initial Business Combination, we would be, subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing the Proposed Business Combination or another Initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect the Proposed Business Combination with APRINOIA, or another Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

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

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete the Proposed Business Combination or such other Initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We have in the past, and if the Proposed Business Combination is not completed, may in the future, seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We have in the past, and if the Proposed Business Combination is not completed, may in the future, seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our Initial Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Initial Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. If we do not consummate the Proposed Business Combination, this could increase the cost of any other Initial Business Combination and could even result in our inability to find another target or to consummate an Initial Business Combination.

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

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. If we do not consummate the Proposed Business Combination, this could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an alternative Initial Business Combination on terms favorable to our investors altogether.

Although we did not do so in connection with the Proposed Business Combination, we may engage the underwriters from the Initial Public Offering, or one of their respective affiliates, to provide additional services to us, which may include acting as financial advisor in connection with an alternative Initial Business Combination or as placement agent in connection with a related financing transaction. Although they have waived their entitlement in connection with the Proposed Business Combination, such underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of any other Initial Business Combination. These financial incentives may cause such underwriters to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an alternative Initial Business Combination.

Although we did not do so in connection with the Proposed Business Combination, we may engage the underwriters from the Initial Public Offering, or one of their respective affiliates, to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriters or their respective affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. Although they have waived their entitlement in connection with the Proposed Business Combination, such underwriters are also entitled to receive deferred commissions that are conditioned on the completion of any other Initial Business Combination. The fact that such underwriters or their respective affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an alternative Initial Business Combination.

Risks Relating to Ownership of Our Securities

If we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2023, our Public Shareholders may be forced to wait beyond September 16, 2023 before redemption from our Trust Account.

If we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2023, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond September 16, 2023 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate the Proposed Business Combination or another Initial Business Combination or amend certain provisions of our Charter, and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we do not complete the Proposed Business Combination or another Initial Business Combination and do not amend certain provisions of our Charter. Our Charter will provide that, if we wind up for any other reason prior to the consummation of the Proposed Business Combination or another Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Shareholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate its investment, an investor may be forced to sell its Public Shares or Public Warrants, potentially at a loss.

Our remaining Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of the Proposed Business Combination or another Initial Business Combination, and then only in connection with those Public Shares that such Public Shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, and (iii) the redemption of our Public Shares if we have not consummated the Proposed Business Combination or another initial business by September 16, 2023, subject to applicable law and as further described herein. Public Shareholders who redeem their Public Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an Initial Business Combination or liquidation if we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2023, with respect to such Public Shares so redeemed. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate their investment, Public Shareholders may be forced to sell their Public Shares or Warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Public Shares and Public Warrants are listed on the NYSE. We cannot assure investors that our securities, or the securities into which they are converted, will continue to be listed on the NYSE in the future or prior to the Proposed Business Combination or another Initial Business Combination. In order to continue listing our securities on the NYSE prior to the Proposed Business Combination or another Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our Units will not be traded after completion of our Initial Business Combination, including the Proposed Business Combination and, in connection with our Initial Business Combination, we or the post-combination company will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.

For instance, in order for our shares to be listed upon the consummation of our Initial Business Combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure investors that we will be able to meet those listing requirements at that time.

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Public Shares and Public Warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities, including in connection with the Proposed Business Combination or another Initial Business Combination.

The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the Proposed Business Combination or another Initial Business Combination.

    We offered our Units at an offering price of $10.00 per Unit and, as of March 31, 2023, the amount in our Trust Account was approximately $65,458,680.62, implying a value of $10.26 per Public Share. However, prior to our Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share. As a result, the value of your Public Shares may be significantly diluted upon the consummation of the Proposed Business Combination or another Initial Business Combination, when the Founder Shares are converted into Public Shares. For example, the following table shows the dilutive effect of the Founder Shares on the implied value of the Public Shares that remain outstanding following the Extension upon the consummation of the Proposed Business Combination or another Initial Business Combination assuming that our equity value at that time is $65,458,680.62, which is the amount we would have for the Proposed Business Combination or another Initial Business Combination in the Trust Account assuming no further interest is earned on the funds held in the Trust Account, no additional extension payments are made into the Trust Account and none of the remaining Public Shares are redeemed in connection with the Proposed Business Combination or such other Initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our Public Warrants and Private Placement Warrants. At such valuation, each of our ordinary shares would have an implied value of approximately $4.36 per share upon consummation of the Proposed Business Combination or another Initial Business Combination, which is a 56.4% decrease as compared to the initial implied value per public share of $10.00.

Public Shares	6,380,902
Founder Shares	8,625,000
Total shares	15,005,902
Total funds in trust available for Initial Business Combination	$65,458,680.62
Initial implied value per Public Share	$10.00
Approximate implied value per share upon consummation of Initial Business Combination	$4.36

The value of the Founder Shares following completion of the Proposed Business Combination or another Initial Business Combination is likely to be substantially higher than the price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

    Our Sponsor invested in us an aggregate of approximately $8,925,000, comprised of the $25,000 purchase price for the Founder Shares and the $8,900,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of the Proposed Business Combination or another Initial Business Combination, the 8,625,000 Founder Shares would have an aggregate implied value of $86,250,000. Even if the trading price of our ordinary shares were as low as $1.04 per share, and the Private Placement Warrants are worthless, the value of the Founder Shares would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on their investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team may be more willing to pursue an Initial Business Combination, including the Proposed Business Combination, with a riskier or less-established target business than would be the case if our Sponsors had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

Holders of Public Shares will not be entitled to vote on any election of directors we hold prior to the Proposed Business Combination or another Initial Business Combination.

Prior to the Proposed Business Combination or another Initial Business Combination, only holders of our Founder Shares have the right to vote on the election of directors. Holders of our Public Shares are not entitled to vote on the election of directors during such time. In addition, prior to the Proposed Business Combination or another Initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, shareholders may not have any say in the management of our Company prior to the consummation of the Proposed Business Combination or another Initial Business Combination.

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

We have not registered any Class A Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than twenty business days after the closing of our Initial Business Combination, including the Proposed Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Proposed Business Combination or other Initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed. We cannot assure investors that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of Class A Ordinary Shares that investors will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A Ordinary Shares per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the Warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the Warrants they hold. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their Warrants and sell the Class A Ordinary Shares underlying their Warrants while holders of our Public Warrants would not be able to exercise their Warrants and sell the underlying Class A Ordinary Shares. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A Ordinary Shares for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their Warrants.

In connection with the Proposed Business Combination the Warrants will, and in connection with any other Initial Business Combination, may, become exercisable and redeemable for a security other than the Class A Ordinary Shares, and investors will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Initial Business Combination, which is the case in the Proposed Business Combination, the Warrants may become exercisable for a security other than the Class A Ordinary Shares. As a result, if the surviving company redeems the Warrants for securities pursuant to the warrant agreement, warrant holders may receive a security in a company of which they do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the Warrants within twenty business days of the closing of the Proposed Business Combination or such other Initial Business Combination.

The surviving company of the Proposed Business Combination will issue a substantial number of ordinary shares, and we or the surviving company of any other Initial Business Combination may issue additional Class A Ordinary Shares or preference shares to complete another Initial Business Combination or under an employee incentive plan after completion of such other Initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of any Initial Business Combination other than the Proposed Business Combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Charter authorizes the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 493,619,098 and 41,375,000 authorized but unissued Class A Ordinary Shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Founder Shares, if any. The Founder Shares will automatically convert into Class A Ordinary Shares (which Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate the Proposed Business Combination or another Initial Business Combination) at the time of the Proposed Business Combination or such other Initial Business Combination or earlier at the option of the holders thereof as described herein and in our Charter.

The surviving company of the Proposed Business Combination will issue a substantial number of ordinary shares and may issue additional preference shares to complete the Proposed Business Combination and under an employee incentive plan after completion of the Proposed Business Combination. If we do not complete the Proposed Business Combination and instead complete an alternate Initial Business Combination, we may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete such other Initial Business Combination or under an employee incentive plan after completion of such other Initial Business Combination. We or the surviving company of the Proposed Business Combination or another Initial Business Combination may also issue Class A Ordinary Shares in connection with our redeeming the Warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants” in our IPO Prospectus or upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of any Initial Business Combination other than the Proposed Business Combination as a result of the anti-dilution provisions as set forth herein. However, our Charter provides, among other things, that prior to or in connection with our Initial Business Combination, including the Proposed Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an Initial Business Combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Founder Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares;

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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or Public Warrants; and

•	may not result in adjustment to the exercise price of our Warrants.

We, or the surviving company, may issue notes or other debt securities, or otherwise incur substantial debt, to complete an Initial Business Combination, including the Proposed Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We, or the surviving company, may choose to incur substantial debt to complete our Initial Business Combination, including the Proposed Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after the Proposed Business Combination or another Initial Business Combination are insufficient to repay our debt obligations;

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

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

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

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, provided that the closing price of our Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-Dilution Adjustments” in our IPO Prospectus) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants. Redemption of the outstanding Warrants could force warrant holders to (i) exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so, (ii) sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, we expect would be substantially less than the market value of their Warrants.

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities-Warrants-Public Shareholders’ Warrants-Anti-Dilution Adjustments” in our IPO Prospectus) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Warrants prior to redemption for a number of Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares. Please see “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in our IPO Prospectus. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of ordinary shares received is capped at 0.361 Class A Ordinary Shares per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

None of the Private Placement Warrants are redeemable by us as (except as set forth under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in our IPO Prospectus) so long as they are held by our Sponsor or its permitted transferees.

Because each Unit contains one-third of one Public Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-third of one Public Warrant. Pursuant to the warrant agreement, no fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of an Initial Business Combination since the Public Warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if a unit included a warrant to purchase one whole share.

Our Warrants may have an adverse effect on the market price of our Class A Ordinary Shares and make it more difficult to effectuate the Proposed Business Combination or another Initial Business Combination.

We issued Public Warrants to purchase 11,500,000 of our Class A Ordinary Shares as part of the Units offered and issued in a private placement an aggregate of 5,933,333 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 Private Placement Warrants, at the price of $1.50 per Private Placement Warrant. We may also issue Class A Ordinary Shares in connection with our redemption of our Warrants.

To the extent we issue ordinary shares for any reason, including to effectuate the Proposed Business Combination or another Initial Business Combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the Class A Ordinary Shares issued to complete any Initial Business Combination. Therefore, our Warrants may make it more difficult to effectuate the Proposed Business Combination or another Initial Business Combination or increase the cost of acquiring APRINOIA or another target business.

A provision of our warrant agreement may make it more difficult for us to consummate the Proposed Business Combination or another Initial Business Combination.

Unlike most blank check companies, if (i) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination, including the Proposed Business Combination, at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Proposed Business Combination or such other Initial Business Combination on the date of the consummation of the Proposed Business Combination or such other Initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in our IPO Prospectus will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” in our IPO Prospectus will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate the Proposed Business Combination with APRINOIA or another Initial Business Combination with a different target business.

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

As a result, included on our balance sheet as of December 31, 2022 and 2021 are derivative liabilities related to embedded features contained within our Warrants. ASC 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete the Proposed Business Combination or another Initial Business Combination or make certain amendments to our Charter, our Public Shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete the Proposed Business Combination or another Initial Business Combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by Public Shareholders may be less than $10.00 per share.

Risks Relating to Our Management

Any failure to maintain effective internal control over financial reporting could harm us.

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

Our management concluded that our internal control over financial reporting was not effective as of March 31, 2021, June 30, 2021, September 30, 2021, December 31, 2021, March 31, 2022 and June 30, 2022 because of an identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, our management concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of March 16, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021.

During 2021 and the first half of 2022, we completed remediation measures related to this material weakness. However, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until September 16, 2023 to consummate the Proposed Business Combination or another Initial Business Combination. It is uncertain that we will be able to consummate the Proposed Business Combination or another Initial Business Combination by this time. If the Proposed Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the mandatory liquidation, should the Proposed Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed the Proposed Business Combination or another Initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect the Proposed Business Combination or another Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following the Proposed Business Combination or another Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect the Proposed Business Combination or another Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with APRINOIA in senior management, director or advisory positions following the Proposed Business Combination, and if we complete an alternate Initial Business Combination some of our key personnel may remain with such other target business in senior management or advisory positions following the other Initial Business Combination, it is likely that some or all of the management of APRINOIA or such other target business, will remain in place. While we intend to closely scrutinize any individuals we engage after the Proposed Business Combination or such other Initial Business Combination, we cannot assure investors that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with APRINOIA or another target business in connection with the Proposed Business Combination or another Initial Business Combination, and a particular Initial Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following the Proposed Business Combination or such other Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether the Proposed Business Combination or such other Initial Business Combination is the most advantageous.

Our key personnel may be able to remain with our Company or the surviving company after the completion of the Proposed Business Combination or another Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Proposed Business Combination or such other Initial Business Combination. Such negotiations would take place simultaneously with the negotiation of the Proposed Business Combination or such other Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us or the surviving company after the completion of the Proposed Business Combination or such other Initial Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting APRINOIA or another target business. In addition, pursuant to the registration and shareholders rights agreement, our Sponsor, upon and following consummation of an Initial Business Combination other than the Proposed Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this annual report entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence-Registration and Shareholder Rights.” These nomination rights will not be included in the Investor Rights Agreement that will replace the registration and shareholder rights agreement if we complete the Proposed Business Combination.

We may have a limited ability to assess the management of APRINOIA or another prospective target business and, as a result, may affect the Proposed Business Combination or another Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting the Proposed Business Combination or another Initial Business Combination with a prospective target business, our ability to assess APRINOIA’s or such other target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of APRINOIA’s or such other target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should APRINOIA’s or such other target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or other Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of APRINOIA or such other an acquisition candidate may resign upon completion of the Proposed Business Combination or such other Initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The officers and directors of APRINOIA, or such other Initial Business Combination candidate, may resign upon completion of the Proposed Business Combination or such other Initial Business Combination. The departure of APRINOIA’s or such other Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. If we do not complete the Proposed Business Combination, the role of another Initial Business Combination candidate’s key personnel upon the completion of such other Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an Initial Business Combination candidate’s management team will remain associated with such other Initial Business Combination candidate following such other Initial Business Combination, it is possible that members of the management of such other Initial Business Combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Members of our management team and board of directors, including our President, Chief Executive Officer and Chairman, have significant experience as founders, board members, officers or executives of other companies and as senior U.S. government officials. As a result, certain of those persons, and the companies with which they have been affiliated with, have been or may become involved in proceedings, investigations, litigation, negative publicity or other events, which could have a material adverse effect on us, the trading price of our securities and our ability to consummate the Proposed Business Combination or another Initial Business Combination.

During the course of their careers, members of our management team have had significant experience as founders, board members, officers or executives of other companies or senior government officials. As a result of their involvement and positions in these companies and/or in the U.S. government, some members of our management team, including Mr. Ross, our President, Chief Executive Officer and Chairman, in his role as Secretary of Commerce, have been, and may in the future be, involved in litigation, investigations, proceedings, negative media coverage or other events arising out of or relating to the operations of such companies or organizations or transactions entered into by such companies or organizations. For example, in December 2020, after a lengthy investigation commencing in November 2017, the Office of Inspector General (“OIG”) of the U.S. Department of Congress released an investigative report into multiple allegations that then Secretary of Commerce Wilbur Ross, our President, Chief Executive Officer and Chairman, failed to comply with his Ethics Agreement and violated conflict of interest laws. The OIG Report also reflected the investigation of several other claims, including allegations of insider trading and conflicts of interests. The OIG Report concluded that Secretary Ross did not violate the Ethics in Government Act or violate conflict of interest law, but it found he unintentionally did not disclose certain holdings in connection with his nomination, did not timely comply with certain divestiture obligations, and in discrete instances acted in a manner that created the appearance of violating certain legal or ethical standards, which is prohibited by applicable federal regulation. In 2016, in a series of orders involving a number of private equity firms, the SEC entered a cease-and-desist order against WL Ross for allegations that between 2001 to 2011 (a period during which the principal executive of WL Ross was our President, Chief Executive Officer and Chairman, who was not named in or the subject of the order), the firm omitted material information concerning its fee allocation practices in violation of the Investment Advisers Act of 1940. Involvement of one or more members of our management in litigation, investigations, proceedings or negative publicity, including any that may arise from Mr. Ross’s service as Secretary of Commerce, may be detrimental to our reputation, divert management attention, and could have a material adverse effect on the trading price of our securities, and our ability to complete the Proposed Business Combination or identify and complete another Initial Business Combination, including as a result of perception on the part of APRINOIA or such other target businesses.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete the Proposed Business Combination or another Initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for and efforts to complete the Proposed Business Combination or another Initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of the Proposed Business Combination or another Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete the Proposed Business Combination or another Initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate the Proposed Business Combination or another Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

In addition, our founders, Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, if we do not complete the Proposed Business Combination, we may enter into another Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an Initial Business Combination, including the Proposed Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Initial Business Combination, including the Proposed Business Combination, are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” of the IPO Prospectus for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

If we do not complete the Proposed Business Combination with APRINOIA, we may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, if we do not complete the Proposed Business Combination, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our founders, Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, if we do not complete the Proposed Business Combination, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for an Initial |Business Combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if the Proposed Business Combination or another Initial Business Combination is not completed (other than with respect to Public Shares they may hold), a conflict of interest may arise in determining whether APRINOIA or another particular business combination target is appropriate for our Initial Business Combination.

On January 22, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Founder Shares. In connection with the Initial Public Offering, our Sponsor granted to each of our independent directors a four-year option that is immediately exercisable to purchase 15,000 Founder Shares at a price of $10 per share. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per-share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete the Proposed Business Combination or another Initial Business Combination. Additionally, if we do not consummate the Proposed Business Combination or another Initial Business Combination by September 16, 2023, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business, completing the Proposed Business Combination or another Initial Business Combination and influencing the operation of the business following the Proposed Business Combination or other Initial Business Combination. This risk may become more acute as September 16, 2023 nears, which is the deadline for our consummation of the Proposed Business Combination or another Initial Business Combination.

Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A Ordinary Shares if we issue shares to consummate an Initial Business Combination other than the Proposed Business Combination.

The Founder Shares will automatically convert into Class A Ordinary Shares (which Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an Initial Business Combination) at the time of an Initial Business Combination (the anti-dilution rights for the Founder Shares were waived with respect to the Proposed Business Combination) or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Proposed Business Combination or another Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in the Proposed Business Combination or another Initial Business Combination and any Private Placement Warrants issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete the Proposed Business Combination or another Initial Business Combination.

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

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to complete the Proposed Business Combination or another Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we complete the Proposed Business Combination or another Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Proposed Business Combination or another Initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity will need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate the Proposed Business Combination or another Initial Business Combination on terms favorable to our investors.

General Risk Factors

We are a special purpose acquisition company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

We are a special purpose acquisition company, incorporated under the laws of the Cayman Islands with no operating results, and did not commence operations until obtaining funding through the Initial Public Offering. Because of our limited operating history, investors have no basis upon which to evaluate our ability to achieve our business objective of completing the Proposed Business Combination or another Initial Business Combination with APRINOIA or one or more other target businesses. Except in connection with the Proposed Business Combination with APRINOIA, we have no plans, arrangements or understandings with any prospective target business concerning an Initial Business Combination and may be unable to complete the Proposed Business Combination or another Initial Business Combination. If we fail to complete the Proposed Business Combination or another Initial Business Combination, we will never generate any operating revenues.

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

  If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of the IPO Prospectus captioned “Taxation—United States Federal Income Tax Considerations—General”) of our Class A Ordinary Shares or Public Warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception (see the section of the IPO Prospectus captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules”). Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules. For a more detailed discussion of the tax consequences of PFIC classification to U.S. Holders, see the section of the IPO Prospectus captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules.”

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

We may reincorporate in another jurisdiction in connection with an Initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

In connection with an Initial Business Combination or otherwise, we may, subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. We will not reincorporate in another jurisdiction in connection with the Proposed Business Combination.

We may reincorporate in another jurisdiction in connection with an Initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with an Initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. We will not reincorporate in another jurisdiction in connection with the Proposed Business Combination.

After the Proposed Business Combination or another Initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after the Proposed Business Combination or another Initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure shareholders that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete the Proposed Business Combination or another Initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 65% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Charter that relate to the rights of Public Shareholders (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Charter to facilitate the completion of the Proposed Business Combination or another Initial Business Combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Charter provides that any provisions related to the rights of Public Shareholders (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our Charter governing the appointment or removal of directors prior to our Initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Founder Shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own 57.5% of our ordinary shares, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete the Proposed Business Combination or another Initial Business Combination with which shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our corporate affairs are governed by our Charter, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Provisions in our Charter may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our Charter contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of the Proposed Business Combination or another Initial Business Combination only holders of our Founder Shares, which have been issued to our Sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

If our management following the Proposed Business Combination or another Initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following the Proposed Business Combination or another Initial Business Combination, our management may resign from their positions as officers or directors of the Company and the management of APRINOIA or such other target business at the time of the business combination will remain in place. Management of APRINOIA or such other target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After the Proposed Business Combination or another Initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find another attractive target business with which to consummate our Initial Business Combination and if we effect the Proposed Business Combination or another Initial Business Combination, the ability of APRINOIA or such other target business to become profitable.

Exchange rate fluctuations and currency policies may cause APRINOIA’s or another target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of APRINOIA or any other target business or, following consummation of the Proposed Business Combination or another Initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of the Proposed Business Combination or another Initial Business Combination, the cost of APRINOIA or such other target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may not be able to complete the Proposed Business Combination or another Initial Business Combination with other potential target companies if the Proposed Business Combination with APRINOIA or a an Initial Business Combination with another target company, respectively, are subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an Initial Business Combination to be consummated with us, we may not be able to consummate an Initial Business Combination with such target. In addition, regulatory considerations may decrease the pool of potential target companies we may be willing or able to consider.

In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a business combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses where a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an Initial Business Combination may be limited, and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete a Business Combination, including the Proposed Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. Were we to liquidate the Company, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If the Proposed Business Combination is not completed, the Company’s ability to complete another Initial Business Combination with a U.S. target company may be impacted if such Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such CFIUS, and ultimately prohibited.

The Sponsor, Ross Holding Company LLC, is a Cayman Islands limited liability company. Although entities organized in non-U.S. jurisdictions such as the Cayman Islands are sometimes considered “foreign persons” under the regulations administered by CFIUS, the Company believes the Sponsor would not be considered a foreign person because it is ultimately controlled and majority-owned by U.S. nationals.

In the event the Sponsor is considered a foreign person, however, the Company could also be considered a foreign person and would continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over the Company for purposes of CFIUS’s regulations. The Company could likewise be considered a foreign person if a foreign investor acquires a significant interest in the Company and is viewed as having the ability to exercise control over the Company. As such, an Initial Business Combination with a U.S. business may be subject to CFIUS review, the scope of which includes controlling investments as well as certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. If the Company’s potential Initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, the Company may determine that it is required to make a mandatory filing or that it will submit a voluntary filing to CFIUS, or to proceed with the Initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Initial Business Combination. CFIUS may decide to delay the Initial Business Combination, impose conditions to mitigate national security concerns with respect to such Initial Business Combination or recommend that the U.S. president block the Initial Business Combination or order the Company to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent the Company from pursuing certain Initial Business Combination opportunities that it believes would otherwise be beneficial to the Company and its shareholders. As a result, the pool of potential targets with which the Company could complete an Initial Business Combination may be impacted, and it may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete its Initial Business Combination. If the Company cannot complete its Initial Business Combination by September 16, 2023, or such later date that may be approved by the Company’s shareholders, because the review process extends beyond such timeframe or because the Initial Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate.

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

Market Information.

Our Units, Public Shares and Public Warrants are traded on the NYSE under the symbols “ROSS.U”, “ROSS” and “ROSS WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 30, 2023, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Founder Shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of the Proposed Business Combination or another Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Proposed Business Combination or another Initial Business Combination. The payment of any cash dividends subsequent to the Proposed Business Combination or another Initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with Proposed Business Combination or another Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 13, 2023, we held the Extension Meeting. At the Extension Meeting, our shareholders approved as a special resolution, the amendment of the Company’s amended and restated memorandum and articles of association to extend the date by which we must complete an Initial Business Combination by up to six months in one month increments subject to deposit of $165,000 into the Trust Account for each month by which such date is extended. On March 13, 2023, following the shareholder approval, the Company filed the amendment to the amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. On March 31, 2023, APRINOIA made a deposit of $165,000 to the Trust Account. The date by which we must complete an Initial Business Combination was extended from March 16, 2023 to April 16, 2023. Following the aforementioned redemptions, we have 15,005,902 ordinary shares outstanding, which includes 6,380,902 Class A Ordinary Shares and 8,625,000 Founder Shares.

After giving effect to the aforementioned redemptions and the First Extension Payment the amount of funds remaining in the Trust Account was approximately $65,458,680.62 as of March 31, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $8.9 million (see Note 5 to our financial statements included elsewhere herein).

Upon the closing of the Initial Public Offering and the private placement, $345.0 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the sale of the Private Placement Warrants were placed in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of the Proposed Business Combination or another Initial Business Combination and (ii) the distribution of the Trust Account as described below.

Proposed Business Combination

Business Combination Agreement

On January 17, 2023, the Company, entered into a Business Combination Agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ( “APRINOIA”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1” and together with PubCo, the “APRINOIA Acquisition Entities”), APRINOIA Therapeutics Merger Sub 2, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 2”) and APRINOIA Therapeutics Merger Sub 3, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 3”, together with Merger Sub 1 and Merger Sub 2, the “Merger Subs”, and Merger Sub 2 and Merger Sub 3, collectively, the “SPAC Acquisition Entities”), pursuant to which, subject to its terms and conditions, the Business Combination Agreement provides that (i) on the business day prior to the date of the Closing, the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity (the “Initial Merger”), (ii) on the date of the Closing, Merger Sub 2 will merge with and into APRINOIA, with APRINOIA being the surviving entity (the “Second Merger”) and (iii) on the date of the Closing and immediately following the Second Merger, APRINOIA will merge with and into Merger Sub 3, with Merger Sub 3 being the surviving entity (the “Third Merger” and together with the Initial Merger and the Second Merger, the “Mergers”). As a result of the Mergers, the Company’s successor, Merger Sub 1 will continue to be a direct wholly-owned subsidiary of PubCo and Merger Sub 3 will be a direct wholly-owned subsidiary of Merger Sub 1, and an indirect wholly-owned subsidiary of PubCo (as a whole, the “Proposed Business Combination”).

Transaction Consideration

In accordance with the terms and conditions of the Business Combination Agreement, on the business day prior to the Initial Merger: (i) the Sponsor shall automatically surrender for no consideration 3,018,750 issued and outstanding Founder Shares to the Company and such Founder Shares shall be deemed cancelled and no longer outstanding on the books of the Company and (ii) immediately following such surrender, each remaining issued and outstanding Founder Share will convert, on a one-for-one basis, into Class A Ordinary Shares.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the effective time of the Initial Merger: (i) (a) each of our Units, each consisting of one Class A Ordinary Share and one-third of one Public Warrant, each whole Public Warrant exercisable for one Class A Ordinary Share, will (to the extent not already separated) be automatically severed and the holder thereof will be deemed to hold one Class A Ordinary Share and one-third of one Public Warrant; then, immediately thereafter, (b) each of the issued and outstanding Class A ordinary shares of the Company will be cancelled in exchange for the right of the holder thereof to receive one ordinary share, par value $0.0001 per share, of PubCo (the “PubCo Ordinary Shares”); and (c) each of the Warrants of the Company will be assumed by PubCo and converted into a warrant to purchase one PubCo Ordinary Share at the same exercise price of $11.50 per share as the Warrants of the Company immediately prior to the Initial Merger, (ii) the issued and outstanding share in the capital of Merger Sub 1 will continue existing and constitute the only issued and outstanding share in the capital of Merger Sub 1, and (iii) the issued and outstanding share in the capital of PubCo shall be surrendered by the holder thereof to PubCo for no consideration and be cancelled by PubCo.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, on the date of the Closing and prior to the Second Merger, each Convertible Note (as defined below) will convert into ordinary shares of APRINOIA pursuant to the terms and conditions thereof.

Subject to, and in accordance with the terms and conditions of the Business Combination Agreement, at the effective time of the Second Merger, (i) each then issued and outstanding ordinary share of APRINOIA, including the shares issued upon conversion of the Convertible Notes, and each then issued and outstanding preferred share (on an as-converted basis) of APRINOIA (other than any shares that are held by APRINOIA shareholders who have complied with the requirements of Cayman Islands law to exercise dissenter’s rights (the “APRINOIA Dissenting Shares”), collectively the “APRINOIA Shares”), will automatically be cancelled in exchange for the right to receive such number of newly issued PubCo Ordinary Shares that is equal to the APRINOIA Exchange Ratio, subject to rounding; (ii) each APRINOIA Dissenting Share shall automatically be cancelled and cease to exist and shall thereafter represent only the right to receive the applicable payments as set forth in the Business Combination Agreement, being the fair value for such APRINOIA Dissenting Share and such other rights as such holder may be entitled under the Companies Act (As Revised) of the Cayman Islands; (iii) the issued and outstanding share of Merger Sub 2 shall automatically be converted into one ordinary share of APRINOIA, which ordinary share shall constitute the only issued and outstanding share in the capital of APRINOIA; and (iv) each option to purchase APRINOIA ordinary shares (the “APRINOIA Options”) will be converted into the right to receive an option, granted in substitution of each such APRINOIA Option under an incentive equity plan to be adopted by PubCo prior to the Closing, to purchase PubCo Ordinary Shares (each a “PubCo Substitute Option”) upon substantially the same terms and conditions as are in effect with respect to such APRINOIA Option immediately prior to the effective time of the Second Merger, except that (a) such PubCo Substitute Option shall provide the right to purchase that whole number of PubCo Ordinary Shares (rounded down to the nearest whole share) equal to the number of APRINOIA ordinary shares subject to such APRINOIA Option, multiplied by the APRINOIA Exchange Ratio, and (b) the exercise price per share for each such PubCo Substitute Option shall be equal to the exercise price per share of such APRINOIA Option in effect immediately prior to the effective time of the Second Merger, divided by the APRINOIA Exchange Ratio (the exercise price per share, as so determined, being rounded up to the nearest full cent), subject to customary exceptions and adjustments. The “APRINOIA Exchange Ratio” is a number determined by dividing 28,000,000 PubCo Ordinary Shares by the sum (without duplication) of: (a) the aggregate number of APRINOIA shares outstanding (on an as-converted basis) as of immediately prior to the effective time of the Second Merger (excluding APRINOIA shares issuable or issued upon conversion of the Convertible Notes) and (b) the aggregate number of APRINOIA shares underlying APRINOIA Options (assuming, for purposes of this calculation, that all such APRINOIA Options are unexpired, issued, outstanding and vested as of immediately prior to the effective time of the Second Merger, and are exercised on a fully paid basis).

Subject to, and in accordance with, the terms and conditions of the Business Combination Agreement, at the effective time of the Third Merger, (i) the issued and outstanding ordinary share of APRINOIA shall be cancelled and cease to exist by virtue of the Third Merger, and (ii) the issued and outstanding share in the capital of Merger Sub 3 shall continue existing and constitute the only issued and outstanding share in the capital of Merger Sub 3.

The parties to the Business Combination Agreement have made customary representations, warranties and covenants in the Business Combination Agreement, including, among others, covenants with respect to the conduct of APRINOIA, the APRINOIA Acquisition Entities, the Company and the SPAC Acquisition Entities. The Closing is subject to certain customary conditions.

Convertible Notes

APRINOIA and certain investors (the “Convertible Note Holders”) have entered, or will enter into those certain convertible note purchase agreements (the “Convertible Note Purchase Agreements”) and other related ancillaries, pursuant to which such Convertible Note Holders have or will provide to APRINOIA debt financing in the aggregate amount of up to $35,000,000 to meet APRINOIA’s working capital requirements through the Closing (collectively, the “Convertible Notes”). The notes bear interest on the aggregate outstanding principal amount at a simple interest rate of 5% per annum. All unpaid principal and interest shall be due and payable in full on the first anniversary of the date of the applicable Convertible Note, unless accelerated upon the occurrence of an event of default as set forth in the Convertible Notes. Each Convertible Notes may be redeemed upon the mutual agreement of the Convertible Note Holder and APRINOIA, at any time, as a whole or in part from time to time, at a redemption price equal to the amount so redeemed, plus unpaid accrued interest thereon through the date of redemption, subject to the Convertible Note Holder’s exercise of its right of conversion at the then applicable Conversion Price (as defined below) in lieu of redemption. In connection with the execution of the Business Combination Agreement, APRINOIA received an aggregate of $12.5 million in exchange for Convertible Notes.

An affiliate of the Company and the Sponsor, R Investments, LLC, a Delaware limited liability company (“R Investments”) entered into a Convertible Note Purchase Agreement on December 22, 2022 to purchase a Convertible Note with an aggregate principal amount of $7,500,000 (the “R Investments Note”). In accordance with this Convertible Note Purchase Agreement, R Investments funded the R Investments Note and APRINOIA delivered the R Investments Note to R Investments simultaneously with the execution of the Business Combination Agreement. The R Investment Note is convertible at the option of R Investments in the event of (i) an initial public offering of APRINOIA ordinary shares (a “Qualified IPO”), (ii) a financing in which APRINOIA issues equity securities with total proceeds to APRINOIA of not less than $15,000,000 (a “Qualified Financing”), (iii) a Qualified Business Combination (as defined in the R Investment Note), (iv) the Proposed Business Combination and (v) if APRINOIA elects to redeem the R Investments Note. “Conversion Price” for the R Investments Note means (i) in the case of a Qualified IPO, a price equal to the per share public offering price stated on the front cover of the final prospectus for the Qualified IPO (before deduction of any underwriting commissions, expenses or other amounts) multiplied by 0.80, (ii) in the case of a Qualified Financing, a price equal to the cash price paid per share for equity securities by the investors in the Qualified Financing multiplied by 0.80, (iii) in the case of a Qualified Business Combination or the Proposed Business Combination, a price equal to the implied per share price of the ordinary shares of APRINOIA in such Qualified Business Combination or the Business Combination, as applicable, multiplied by 0.80, and (iv) in the event that the conversion is made pursuant to a redemption, $1.58. R Investments has consent rights over (i) indebtedness, other than the other Convertible Notes, that would rank senior or pari passu in right of payment to or with the R Investments Note. On January 13, 2023, R Investments agreed to convert the R Investments Note in connection with the consummation of the Proposed Business Combination.

All other Convertible Notes, convert automatically in the event of (i) a Qualified IPO, (ii) a Qualified Financing, and (iii) a Qualified Business Combination (as defined in the other Convertible Notes). Such other Convertible Notes are also convertible at the option of the Convertible Note Holder, if APRINOIA elects to redeem the Convertible Notes. “Conversion Price” for the other Convertible Notes means (i) in the case of a Qualified IPO, a price equal to the per share public offering price stated on the front cover of the final prospectus for the Qualified IPO (before deduction of any underwriting commissions, expenses or other amounts) multiplied by 0.80, (ii) in the case of a Qualified Financing, a price equal to the cash price paid per share for equity securities by the investors in the Qualified Financing multiplied by 0.80, (iii) in the case of a Qualified Business Combination, a price equal to the implied per share price of the ordinary shares of APRINOIA in such Qualified Business Combination multiplied by 0.80, and (iv) in the event that the conversion is made pursuant to a redemption, $1.58.

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Sponsor, entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor agreed to support the Business Combination and to vote all of its Founder Shares and any other securities of the Company beneficially owned or acquired by the Sponsor in favor of the Business Combination Agreement and the Proposed Business Combination. The Sponsor also agreed to take certain other actions in support of the Business Combination Agreement and the Proposed Business Combination and to refrain from taking such actions that would adversely impede the ability of the parties to perform the Business Combination Agreement. The Sponsor Support Agreement also prevents transfers of the Company securities held by the Sponsor between the date of the Sponsor Support Agreement and the date of the Closing or earlier termination of the Business Combination Agreement unless the transferee executes a joinder to the Sponsor Support Agreement.

The Sponsor further agreed that 2,156,250 PubCo Ordinary Shares (the “Sponsor Earn-Out Shares”) to be received by it will be subjected to forfeiture at the Closing and will be earned, released and delivered upon satisfaction of the following milestones: (i) one half (1/2) of the Sponsor Earn-Out Shares will vest if, during the Earn-Out Period (as defined below), the VWAP (as defined in the Sponsor Support Agreement) of the PubCo Ordinary Shares is equal to or greater than $12.50 for any 20 trading days within any period of 30 consecutive trading days and (ii) one half (1/2) of the Sponsor Earn-Out Shares will vest if, during the Earn-Out Period, the VWAP of the PubCo Ordinary Shares is equal to or greater than $15.00 for any 20 trading days within any period of 30 consecutive trading days. If a PubCo Change of Control (as defined in the Sponsor Support Agreement) occurs during the Earn-Out Period, then immediately prior to the consummation of such PubCo Change of Control, any Sponsor Earn-Out Shares not previously released shall be automatically released and no longer subject to forfeiture. “Earn-Out Period” means the period beginning on the date of Closing and ending on the fifth anniversary of the Closing (unless earlier terminated due to a PubCo Change of Control). Prior to the expiration of the Earn-Out Period, the Sponsor shall be entitled to vote and receive dividends on the Sponsor Earn-Out Shares until such Sponsor Earn-Out Shares are forfeited.

In addition, PubCo agreed to indemnify the Sponsor from and against certain liabilities relating to the Proposed Business Combination for a period of six years after the Closing.

Shareholder Support Deed

Simultaneously with and following the execution of the Business Combination Agreement, the Company, APRINOIA, PubCo and certain shareholders of APRINOIA entitled to vote on and/or give consent to certain matters to be approved by the shareholders of APRINOIA in connection with the Proposed Business Combination entered into a Shareholder Support Deed, pursuant to which, among other things, each such shareholder agreed (i) to vote in favor of such matters, (ii) to vote against any proposals that would impede the Proposed Business Combination, and (iii) not to transfer any APRINOIA shares held by such shareholder.

Investor Rights Agreement

Simultaneously with the Closing, PubCo, Sponsor, certain affiliates of Sponsor, the Company, and certain shareholders of APRINIOA shall have entered into an investor rights agreement (the “Investor Rights Agreement”), pursuant to which, among other things, (i) PubCo agreed to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, within certain period after the Closing Date, certain PubCo Ordinary Shares and other equity securities of PubCo held by certain parties from time to time, (ii) holders of registrable securities will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their registrable securities, in each case, on the terms and subject to the conditions set forth in the Investor Rights Agreement, (iii) the holders of certain registrable securities will be subject to a six month lock-up, subject to certain exceptions and (iv) the Registration and Shareholder Rights Agreement, dated as of March 16, 2021, by and between RAC, Sponsor and certain other parties thereto, will be terminated as of the Closing.

Assignment, Assumption and Amendment Agreement

In connection with the Closing, PubCo, RAC and Continental Stock Transfer & Trust Company, a New York limited purpose trust company, as warrant agent (the “Warrant Agent”) will enter into the Assignment, Assumption and Amendment Agreement (the “Assignment, Assumption and Amendment Agreement”), which will amend that certain Warrant Agreement (the “Existing Warrant Agreement”), dated as of March 16, 2021, by and between the Company and the Warrant Agent, which Existing Warrant Agreement governs all of the Warrants issued by the Company. Pursuant to the Assignment, Assumption and Amendment Agreement, effective on and from the effective time of the Initial Merger, the Company will assign to PubCo all of the Company’s right, title and interest in and to the Existing Warrant Agreement and PubCo will assume, and agree to pay, perform, satisfy and discharge in full, as the same become due, all of the Company’s liabilities and obligations under the Existing Warrant Agreement, as amended, arising on, from and after the effective time of the Initial Merger.

Lock-Up Agreements

No later than immediately prior to the effective time of the Initial Merger, PubCo and certain APRINOIA shareholders will have entered into a lock-up agreement (“Lock-Up Agreement”), pursuant to which, among other things, (i) each such APRINOIA shareholder agrees not to sell, for the period specified in the Lock-Up Agreement, certain PubCo Ordinary Shares such APRINOIA shareholder (as applicable) will receive in the Mergers, on the terms and subject to the conditions set forth in the Lock-Up Agreement.

Equity Commitment Letter

In connection with the execution of the Business Combination Agreement, R Investments (the “Forward Purchaser”), PubCo and APRINOIA entered into an equity commitment letter (the “Equity Commitment Letter”) pursuant to which the Forward Purchaser agreed to subscribe for, directly through PubCo and as a PIPE Investment (as defined in the Business Combination Agreement), that number of PubCo Ordinary Shares at $10 per share equal to the difference between the actual value of the Trust Account (after giving effect to redemptions of Public Shares) and $12,500,000 (the “Maximum Commitment”), only to the extent that the value of the Trust Account (after giving effect to redemptions of Public Shares) is less than the Maximum Commitment. Any PubCo Ordinary Shares purchased by the Forward Purchaser pursuant to this Equity Commitment Letter shall be “Registrable Securities” under the Investor Rights Agreement upon the execution of the Investor Rights Agreement by the Forward Purchaser.

Extension and Redemptions

On March 13, 2023, we held an extraordinary general meeting (the “Extension Meeting”). At the Extension Meeting, our shareholders approved as a special resolution, the amendment of the Company’s amended and restated memorandum and articles of association to extend the date by which we must complete an Initial Business Combination by up to six months in one month increments subject to deposit of $165,000 into the Trust Account for each month by which such date is extended (the “Extension”). On March 13, 2023, following the shareholder approval, the Company filed the amendment to the amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. On March 31, 2023, APRINOIA made a deposit of $165,000 (the “First Extension Payment”) to the Trust Account. The date by which we must complete an Initial Business Combination was extended from March 16, 2023 to April 16, 2023. Following the aforementioned redemptions, we have 15,005,902 ordinary shares outstanding, which includes 6,380,902 Class A Ordinary Shares and 8,625,000 Founder Shares.

After giving effect to the aforementioned redemptions and the First Extension Payment the amount of funds remaining in the Trust Account was approximately $65,458,680.62 as of March 31, 2023.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating the Proposed Business Combination or another Initial Business Combination. There is no assurance that we will be able to complete the Proposed Business Combination or another Initial Business Combination successfully. We must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the Initial Business Combination. Our board of directors determined that the Proposed Business Combination with APRINOIA satisfied this requirement. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $32,000 in its operating bank account and working capital deficit of approximately $5.5 million.

The Company’s liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $90,000 from our Sponsor pursuant to a promissory note (the “Note”), and the proceeds from the consummation of the private placement not held in the Trust Account. We repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with the Proposed Business Combination or another Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan to the Company funds as may be required (“Working Capital Loans”).

As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 16, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If the Proposed Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should the Proposed Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

The outbreak of the COVID-19 coronavirus and the conflict between Russia and Ukraine has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 or the Russia/Ukraine conflict affects their business operations. The extent to which COVID-19 or the Russia/Ukraine conflict impacts our completion of the Proposed Business Combination or another Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, the impact of any sanctions enacted in response to the Russia/Ukraine conflict, the effects on global supply chains, inflation, interest rates, among others.

Results of Operations

Our entire activity from inception to December 31, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. We will not be generating any operating revenues until the closing and completion of the Proposed Business Combination or another Initial Business Combination, at the earliest.

For the year ended December 31, 2022, we had net income of approximately $14.9 million, which consisted of approximately  $15.0 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $5.3 million of income from investments held in Trust Account, partially offset by approximately $5.4 million in general and administrative expenses.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Proposed Business Combination or another Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 19, 2021 (inception) through December 31, 2021, we incurred expenses of $120,000 and $100,000, respectively, under this agreement. As of December 31, 2022 and 2021, the Company had accrued approximately $180,000 and $60,000, respectively, for services in connection with such agreement on the accompanying balance sheet.

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

Underwriting Agreement

An aggregate of $12.1 million will be payable to the underwriters of the Initial Public Offering for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement. The underwriters have waived their entitlement to the deferred fee with respect to the completion of the Proposed Business Combination.

Critical Accounting Estimates

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

This information appears following Item 16 of this annual report and is incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our Company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this annual report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Wilbur L. Ross, Jr.	85	President, Chief Executive Officer and Chairman of the Board
Stephen J. Toy	50	Chief Financial Officer
Nadim Z. Qureshi	48	Head of M&A
Lord William Astor	71	Director
Larry Kudlow	75	Director
Edward A. Snyder	69	Director

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

Lord William Astor has served on our board of directors since our inception in January 2021. He has been Chairman of Silvergate Media Ltd since 2011, a media and intellectual property company. Previously, he served as a director of Nexeo Solutions, Inc. from 2015 to 2017 and as a non-executive director of WL Ross Holdings Corp. from 2000 to 2015. From 2007 to 2015 William Astor was a director of Networkers International Plc, a global recruitment consultancy listed on AIM. From 1977 to 2011, He was Deputy Chairman of Chorion Plc, a media rights company. Lord Astor was previously a Minister in the Governments of Prime Minister Margaret Thatcher and John Major from 1990 to 1997, Conservative Opposition Spokesman from 1997 to 2011 and currently sits in Parliament in the House of Lords as a Conservative Peer. He was a non-executive Director of Canadian Overseas Petroleum Plc from March 2013 until December 2021. Lord Astor also serves as a member and chairman of the board of directors for Silvergate Media Limited and has held this position since January 2011. We believe that Lord William Astor’s directorship experience, business expertise, financial acumen and business industry contacts, make him well qualified to serve as a director on our board of directors.

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

Prior to the completion of the Proposed Business Combination or another Initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of the Proposed Business Combination or another Initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason.

Pursuant to the registration rights agreement entered into upon the closing of the Initial Public Offering, our Sponsor, upon and following consummation of the Proposed Business Combination or another Initial Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement. These nomination rights will not be included in the Investor Rights Agreement that will replace the registration and shareholder rights agreement if we complete the Proposed Business Combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Charter as it deems appropriate. Our Charter provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

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

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We currently reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to the Proposed Business Combination or another Initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating the Proposed Business Combination or another Initial Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of the Proposed Business Combination or such other Initial Business Combination.

After the completion of the Proposed Business Combination or such other Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the Proposed Business Combination or another Initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of the Proposed Business Combination or such other Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the Proposed Business Combination or such other Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting APRINOIA or such other target business but we do not believe that the ability of our management to remain with us after the consummation of the Proposed Business Combination or such other Initial Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors have three standing committees: an audit committee (the “Audit Committee”), a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

The members of our audit committee are Lord William Astor, Larry Kudlow and Edward A. Snyder. Our board of directors has determined that each of Lord William Astor, Larry Kudlow and Edward A. Snyder are independent under the NYSE listing standards and applicable SEC rules. Lord William Astor serves as Chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Edward A. Snyder qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

•
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

Certain of our founders, officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our founders, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our Initial Business Combination. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of the Proposed Business Combination or another Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our Sponsor subscribed for Founder Shares prior to the closing of the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering.

•
Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our Initial Business Combination, including the Proposed Business Combination, and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shares the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023 or (B) with respect to any other provision relating to the rights of holders of our Public Shareholders or pre-Initial Business Combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame. If we do not complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of the Proposed Business Combination or such other Initial Business Combination and (B) subsequent to the Proposed Business Combination or such other Initial Business Combination, (x) if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Proposed Business Combination or such other Initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our Initial Business Combination. Because each of our directors and officers will, directly or indirectly, own Founder Shares and/or Private Placement Warrants, they may have a conflict of interest in determining whether a particular target business, including APRINOIA, is an appropriate business with which to effectuate the Proposed Business Combination or another Initial Business Combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination, including the Proposed Business Combination, if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Initial Business Combination. In addition, our founders, Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, founders, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor or any of our founders, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such Initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. The Proposed Business Combination with APRINOIA is not a transaction with a company that is affiliated with our Sponsor or any of our founders, officers or directors.

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

If we seek shareholder approval, as we intend to do with respect to the Proposed Business Combination, we will complete our Initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Proposed Business Combination or other Initial Business Combination. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and Public Shares in favor of the Proposed Business Combination or such other Initial Business Combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our Charter provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Charter. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate the Proposed Business Combination or another Initial Business Combination.

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

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $10,000 to an affiliate of our Sponsor for office space, administrative and support services. Upon completion of the Proposed Business Combination, another Initial Business Combination or our liquidation, the Company will cease paying these monthly fees.

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

After the completion of the Proposed Business Combination or another Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a Proposed Business Combination or such other proposed Initial Business Combination.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of the Proposed Business Combination or another Initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the Proposed Business Combination or another Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of the Proposed Business Combination or another Initial Business Combination will be a determining factor in our decision to proceed with the Proposed Business Combination or any other potential Initial Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

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

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of Warrants as they are not exercisable within 60 days of the date of this annual report.

	Number of Class A Ordinary Shares Beneficially		Approximate Percentage of Outstanding Class A Ordinary	Number of Class B Ordinary Shares Beneficially		Approximate Percentage of Outstanding Class B Ordinary	Approximate Percentage of Outstanding Ordinary
Name and Address of Beneficial Owner(1)	Owned		Shares	Owned		Shares	Shares
Wilbur L. Ross, Jr.	—		—	8,625,000	(2)(3)(4)	100.0%	57.5%
Stephen J. Toy	—		—	—		—	—
Nadim Z. Qureshi	—		—	—		—	—
Lord William Astor	—		—		(5)	*	—
Larry Kudlow	—		—		(6)	*	—
Edward A. Snyder	—		—		(7)	*	—
All officers and directors as a group (six individuals)	—		—	8,625,000		100.0%	57.5%

Holders of more than 5% of Ross Acquisition Corp II any class of outstanding ordinary shares
Magnetar Financial LLC	1,906,351	(8)	29.8%	—		—	12.7%
Glazer Capital, LLC	2,464,431	(9)	38.6%	—		—	16.4%
Radcliffe Capital Management, L.P.	400,000	(10)	6.3%	—		—	2.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the shareholders is 1 Pelican Lane, Palm Beach, Florida 33480.

(2)	The shares are held in the name of our Sponsor. Our Sponsor is controlled by Wilbur L. Ross, Jr., Stephen J. Toy and Nadim Z. Qureshi, who are the Managing Members of the Sponsor.

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

(5)	This includes 15,000 Class B ordinary shares underlying options that are immediately exercisable held by Lord William Astor.

(6)	This includes 15,000 Class B ordinary shares underlying options that are immediately exercisable held by Larry Kudlow.

(7)	This includes 15,000 Class B ordinary shares underlying options that are immediately exercisable held by Edward A. Snyder.

(8)
According to a Schedule 13G/A filed on January 27, 2023, (i) Magnetar Financial LLC, (ii) Magnetar Capital Partners LP, (iii) Supernova Management LLC and (iv) Alec N. Litowitsz held an aggregate of 1,906,351 Class A Ordinary Shares on behalf of various funds. The business address of the aforementioned parties is 603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(9)
According to a Schedule 13G filed on February 14, 2023, (i) Glazer Capital, LLC and (ii) Paul J. Glazer may share beneficial ownership of 2,464,431 Class A Ordinary Shares held by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager. Paul J. Glazer serves as the Managing Member of Glazer Capital, LLC with respect to the Class A Ordinary Shares reported herein. The address of the business office of Glazer Capital, LLC and Paul J. Glazer is 250 West 55th Street, Suite 30A, New York, New York 10019.

(10)
According to a Schedule 13G filed on March 14, 2023, (A) (i) Radcliffe Capital Management, L.P., (ii) RGC Management Company, LLC, (iii) Steven B. Katznelson and (iv) Christopher Hinkel share beneficial ownership of 400,000 Class A Ordinary Shares and (B) (i) Radcliffe SPAC Master Fund, L.P. and (ii) Radcliffe SPAC GP, LLC share beneficial ownership of 388,000 Class A Ordinary Shares. The principal business address of the aforementioned parties 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

Our Sponsor beneficially owns 57.5% of the issued and outstanding shares of our ordinary shares. Our Sponsor has the right to elect all of our directors prior to the consummation of the Proposed Business Combination or another Initial Business Combination as a result of holding all of the Founder Shares. In addition, because of this ownership block, our Sponsor may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions, including approval of the Proposed Business Combination or another Initial Business Combination.

On January 22, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Founder Shares. Our Founder Shares will automatically convert into Class A Ordinary Shares, on a one-for-one basis, upon the completion of the Proposed Business Combination or another Initial Business Combination. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding ordinary shares upon completion of the Initial Public Offering.

Concurrently with the completion of the Initial Public Offering, our Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, or $8.9 million in the aggregate. An aggregate of $345.0 million from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants was placed in a Trust Account such that the Trust Account held $345.0 million at the time of closing of the Initial Public Offering. Each whole Private Placement Warrant entitles the holder thereof to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to certain adjustments.

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

Our Sponsor, officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the Initial Business Combination and (B) subsequent to the Initial Business Combination, (x) if the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8.9 million. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2023, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Administrative Services

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company entered into an agreement with the Sponsor whereby, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space and secretarial and administrative support services. Upon completion of the Proposed Business Combination, another Initial Business Combination or its liquidation, the Company will cease paying these monthly fees. For the period from January 19, 2021 (inception) through December 31, 2021, the Company incurred $100,000 of such fees. For the year ended December 31, 2022, the Company incurred $120,000 of such fees.

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

In order to finance transaction costs in connection with the Proposed Business Combination or another intended Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required pursuant to Working Capital Loans. If the Company completes the Proposed Business Combination or another Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that no business combination, including the Proposed Business Combination, is closed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Registration and Shareholder Rights

The holders of the Founder Shares and Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans, if any, were entitled to registration rights pursuant to a registration and shareholder rights agreement dated September 16, 2023. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, pursuant to the registration and shareholder rights agreement, our Sponsor, upon and following consummation of the Proposed Business Combination or another Initial Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement. These nomination rights will not be included in the Investor Rights Agreement that will replace the registration and shareholder rights agreement if we complete the Proposed Business Combination.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022 and for the period from January 19, 2021 (inception) through December 31, 2021, and of services rendered in connection with the Initial Public Offering, totaled approximately $110,000 and $165,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the year ended December 31, 2022 and for the period from January 19, 2021 (inception) through December 31, 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees for the year ended December 31, 2022 and for the period from January 19, 2021 (inception) through December 31, 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the year ended December 31, 2022 and for the period from January 19, 2021 (inception) through December 31, 2021.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
Page
Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period From January 19, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders' Deficit for the Year Ended December 31, 2022 and for the Period From January 19, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period From January 19, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

(b)
Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Form 10-K.

Exhibit Number	Description

2.1+
Business Combination Agreement, dated January 17, 2023, by and among the Company, APRINOIA, PubCo and the Merger Subs, previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein.

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

4.5	Description of the Company’s Securities.

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

10.5
Registration and shareholders rights Agreement, dated March 16, 2021, by and among the Company, Ross Holding Company LLC and the other holders party thereto, as trustee, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

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

10.9	Form of Convertible Note Purchase Agreement, previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein.

10.10
Sponsor Support Agreement, dated January 17, 2023, by and among the Company, APRINOIA and the Sponsor, previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein.

10.11	Form of Shareholder Support Deed, previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein.

10.12	Form of Investor Rights Agreement, previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein.

10.13	Form of Assignment, Assumption and Amendment Agreement, previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein.

10.14	Form of Lock-Up Agreement, previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein.

10.15
Equity Commitment Letter, dated January 17, 2023, by and among the Forward Purchaser, APRINOIA and PubCo, previously filed as an exhibit to our Current Report on Form 8-K filed on January 18, 2023 and incorporated by reference herein.

10.16
Advance Agreement dated March 31, 2023, by and between Ross Acquisition Corp II as Maker and APRINOIA Therapeutics, Inc. as Payee, previously filed as an exhibit to our Current Report on Form 8-K filed on April 5, 2023 and incorporated by reference herein.

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

+
Certain schedules and similar attachments to this Exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. Ross Acquisition Corp. II agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

*	Filed herewith.

**	Furnished herewith.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on April 6, 2023.

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

s/ Wilbur L. Ross, Jr.
Name:	Wilbur L. Ross, Jr.
Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	April 6, 2023

/s/ Stephen J. Toy
Name:	Stephen J. Toy
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	April 6, 2023

/s/ Lord William Astor
Name:	Lord William Astor
Title:	Director
Date:	April 6, 2023

/s/ Larry Kudlow
Name:	Larry Kudlow
Title:	Director
Date:	April 6, 2023

/s/ Edward A. Snyder
Name:	Edward A. Snyder
Title:	Director
Date:	April 6, 2023

ROSS ACQUISITION CORP II
INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the Year Ended December 31, 2022 and for the Period From January 19, 2021 (Inception) Through December 31, 2021	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022 and for the Period From January 19, 2021 (Inception) Through December 31, 2021	F-5
Statements of Cash Flows for the Year Ended December 31, 2022 and for the Period From January 19, 2021 (Inception) Through December 31, 2021	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
Ross Acquisition Corp II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ross Acquisition Corp II (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows  for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period from January 21, 2021 (inception) through December 31, 2021), in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by  September 16, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2021.

New York, New York
April 6, 2023
PCAOB ID Number 100

ROSS ACQUISITION CORP II
BALANCE SHEETS

	December 31,
	2022	2021
Assets:
Current assets:
Cash	$31,704	$1,133,702
Prepaid expenses	40,000	17,017
Total current assets	71,704	1,150,719
Investments held in Trust Account	350,332,362	345,071,635
Total Assets	$350,404,066	$346,222,354

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,814,213	$1,195,095
Accrued expenses	3,732,635	43,568
Total current liabilities	5,546,848	1,238,663
Derivative warrant liabilities	871,670	15,864,330
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	18,493,518	29,177,993

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at redemption value of approximately $10.15 and $10.00 per share as of December 31, 2022 and 2021, respectively	350,232,362	345,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2022 and 2021	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2022 and 2021	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2022 and 2021	863	863
Additional paid-in capital	-	-
Accumulated deficit	(18,322,677)	(27,956,502)
Total shareholders’ deficit	(18,321,814)	(27,955,639)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$350,404,066	$346,222,354

The accompanying notes are an integral part of these financial statements.

ROSS ACQUISITION CORP II
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2022	For The Period From January 19, 2021 (Inception) Through December 31, 2021
General and administrative expenses	$5,267,244	$1,079,783
General and administrative expenses - related party	120,000	100,000
Loss from operations	(5,387,244)	(1,179,783)
Other income (expenses):
Change in fair value of derivative warrant liabilities	14,992,660	10,285,670
Offering costs associated with derivative warrant liabilities	-	(997,440)
Income from interest in operating account	45	128
Income from investments held in Trust Account	5,260,726	71,635
Net income	$14,866,187	$8,180,210

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	34,500,000	28,932,277
Basic and diluted net income per share, Class A ordinary shares	$0.34	$0.22
Weighted average shares outstanding of Class B ordinary shares, basic	8,625,000	8,443,444
Basic net income per share, Class B ordinary shares	$0.34	$0.22
Weighted average shares outstanding of Class B ordinary shares, diluted	8,625,000	8,625,000
Diluted net income per share, Class B ordinary shares	$0.34	$0.22

The accompanying notes are an integral part of these financial statements.

ROSS ACQUISITION CORP II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM JANUARY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 19, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	8,625,000	863	24,137	-	25,000
Accretion of Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,137)	(36,136,712)	(36,160,849)
Net income	-	-	-	-	-	8,180,210	8,180,210
Balance - December 31, 2021	-	-	8,625,000	863	-	(27,956,502)	(27,955,639)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(5,232,362)	(5,232,362)
Net income	-	-	-	-	-	14,866,187	14,866,187
Balance - December 31, 2022	-	$-	8,625,000	$863	$-	$(18,322,677)	$(18,321,814)

The accompanying notes are an integral part of these financial statements.

ROSS ACQUISITION CORP II
STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2022 AND
FOR THE PERIOD FROM JANUARY 19, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	For the Year Ended December 31, 2022	For The Period From January 19, 2021 (Inception) Through December 31, 2021
Cash Flows from Operating Activities:
Net income	$14,866,187	$8,180,210
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(14,992,660)	(10,285,670)
Offering costs associated with derivative liabilities	-	997,440
Income from investments held in Trust Account	(5,260,726)	(71,635)
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	-	25,000
Changes in operating assets and liabilities:
Prepaid expenses	(22,983)	(17,017)
Accounts payable	619,118	961,390
Accrued expenses	3,689,066	(181,526)
Net cash used in operating activities	(1,101,998)	(391,808)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(345,000,000)
Net cash used in investing activities	-	(345,000,000)

Cash Flows from Financing Activities:
Repayment of promissory note to related party	-	(89,890)
Proceeds received from initial public offering, gross	-	345,000,000
Proceeds received from private placement	-	8,900,000
Offering costs paid	-	(7,284,600)
Net cash provided by financing activities	-	346,525,510

Net change in cash	(1,101,998)	1,133,702

Cash - beginning of the period	1,133,702	-
Cash - end of the period	$31,704	$1,133,702

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$-	$233,706
Offering costs included in accrued expenses	$-	$225,094
Offering costs paid by related party under promissory note	$-	$89,890
Deferred underwriting commissions	$-	$12,075,000

The accompanying notes are an integral part of these financial statements.

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates no operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the amended and restated memorandum and articles of association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 30 months (including a 6 month extension approved on March 13, 2023) from the closing of the Initial Public Offering, or September 16, 2023 (the “Combination Period”), or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

Proposed Business Combination

On January 17, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (the “Company”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1” and together with PubCo, the “Company Acquisition Entities”), APRINOIA Therapeutics Merger Sub 2, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 2”) and APRINOIA Therapeutics Merger Sub 3, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 3”, together with Merger Sub 1 and Merger Sub 2, the “Merger Subs”, and Merger Sub 2 and Merger Sub 3, collectively, the “SPAC Acquisition Entities”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination” and the closing of the Business Combination is referred to herein as the “Closing”.

Subject to its terms and conditions, the Business Combination Agreement provides that (i) on the business day prior to the date of the Closing, the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity (the “Initial Merger”), (ii) on the date of the Closing, Merger Sub 2 will merge with and into the Company, with the Company being the surviving entity (the “Second Merger”) and (iii) on the date of the Closing and immediately following the Second Merger, the Company will merge with and into Merger Sub 3, with Merger Sub 3 being the surviving entity (the “Third Merger” and together with the Initial Merger and the Second Merger, the “Mergers”). As a result of the Mergers, RAC’s successor, Merger Sub 1 will continue to be a direct wholly-owned subsidiary of PubCo and Merger Sub 3 will be a direct wholly-owned subsidiary of Merger Sub 1, and an indirect wholly-owned subsidiary of PubCo.

Other terms relating to the Merger and the other transactions contemplated thereby, are summarized in the Company’s Current Reports on Form 8-K filed with the SEC on January 18, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, rising interest rates and increased inflation on the Company’s objectives and has concluded that while it is reasonably possible that the virus, interest rates and/or inflation could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $32,000 in its operating bank account and working capital deficit of approximately $5.5 million.

The Company’s liquidity needs through December 31, 2022 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 16, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, except for the warrant liabilities (see Note 9).

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of December 31, 2022 and 2021 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including the consummation of the over-allotment), 34,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2022 and for the period from January 19, 2021 (inception) through December 31, 2021. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares for the period from January 19, 2021 (inception) through December 31, 2021.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Year Ended December 31, 2022		For The Period From January 19, 2021 (Inception) Through December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$11,892,950	$2,973,237	$6,332,242	$1,847,968
Allocation of net income - diluted	$11,892,950	$2,973,237	$6,301,631	$1,878,579
Denominator:
Basic weighted average ordinary shares outstanding	34,500,000	8,625,000	28,932,277	8,443,444
Diluted weighted average ordinary shares outstanding	34,500,000	8,625,000	28,932,277	8,625,000
Basic net income per ordinary share	$0.34	$0.34	$0.22	$0.22
Diluted net income per ordinary share	$0.34	$0.34	$0.22	$0.22

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the financial statements.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022 and for the period from January 19, 2021 (inception) through December 31, 2021, the Company incurred expenses of $120,000 and $100,000, respectively, under this agreement. As of December 31, 2022 and 2021, the Company had accrued approximately $180,000 and $60,000, respectively, for services in connection with such agreement on the accompanying balance sheets.

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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 34,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Fair value of Public Warrants at issuance	(17,250,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(18,910,850)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	36,160,850
Class A ordinary shares subject to possible redemption as of December 31, 2021	345,000,000
Increase in redemption value of Class A ordinary shares subject to possible redemption	5,232,362
Class A ordinary shares subject to possible redemption as of December 31, 2022	$350,232,362

Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31,  2022 and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 34,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31,  2022 and 2021, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Warrants

As of December 31, 2022 and 2021, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S Treasury securities	$350,332,362	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$474,670	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$1,394,670	$-

	December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S Treasury securities	$345,071,635	$-	$-

Liabilities:
Derivative warrant liabilities - Public warrants	$10,465,000	$-	$-
Derivative warrant liabilities - Private placement warrants	$-	$5,399,330	$-

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period January 19, 2021 (inception) through December 31, 2022.

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

For the year ended December 31, 2022 and the period from January 19, 2021 (inception) through December 31, 2021, the Company recognized a gain in the statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $15.0 million and $10.3 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying statements of operations.

There were no derivative assets and liabilities, measured with Level 3 inputs, for the year ended December 31, 2022. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the period from January 19, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative liabilities at January 19, 2021 (inception)	$-
Issuance of derivative liabilities	26,150,000
Transfer of Public warrants to Level 1	(17,135,000)
Transfer of Private Placement warrants to Level 2	(8,840,670)
Change in fair value of derivative warrant liabilities	(174,330)
Derivative liabilities at December 31, 2021	$-

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, except as noted below and in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to approve (i) a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Extension Amendment Proposal”) to extend the date by which the Company has to consummate an initial business combination from March 16, 2023 to September 16, 2023 and (ii) a proposal to allow the adjournment of the Extension Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Amendment Proposal (the “Adjournment Proposal”), each as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on February 6, 2023. The Extension Amendment Proposal was approved. In connection with the vote to approve the Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.