Form 10-Q
period 2023-03-31
Ross Acquisition Corp II
filed 2023-05-23
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 22, 2023, 6,380,902 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ROSS ACQUISITION CORP II
Form 10-Q
For The Quarterly Period Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

ROSS ACQUISITION CORP II
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$10,416	$31,704
Prepaid expenses	40,000	40,000
Total current assets	50,416	71,704
Investments held in Trust Account	66,366,011	350,332,362
Total Assets	$66,416,427	$350,404,066

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,979,209	$1,814,213
Note payable - related party	165,000	—
Accrued expenses	4,849,992	3,732,635
Total current liabilities	6,994,201	5,546,848
Derivative warrant liabilities	4,532,670	871,670
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	23,601,871	18,493,518

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,380,902 and 34,500,000 shares at redemption value of approximately $10.39 and $10.15 per share as of March 31, 2023 and December 31, 2022, respectively	66,266,011	350,232,362

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022	863	863
Additional paid-in capital	—	—
Accumulated deficit	(23,452,318)	(18,322,677)
Total shareholders’ deficit	(23,451,455)	(18,321,814)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$66,416,427	$350,404,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,273,645	$385,811
General and administrative expenses - related party	30,000	30,000
Loss from operations	(1,303,645)	(415,811)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(3,661,000)	8,716,660
Income from interest in operating account	4	26
Income from investments held in Trust Account	3,602,105	122,516
Net (loss) income	$(1,362,536)	$8,423,391

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	28,876,180	34,500,000
Basic and diluted net (loss) income per share, Class A ordinary share	$(0.04)	$0.20
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.04)	$0.20

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(18,322,677)	$(18,321,814)
Net loss	—	—	—	—	—	(1,362,536)	(1,362,536)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(3,767,105)	(3,767,105)
Balance - March 31, 2023 (Unaudited)	—	$—	8,625,000	$863	$—	$(23,452,318)	$(23,451,455)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	8,625,000	$863	$—	$(27,956,502)	$(27,955,639)
Net income	—	—	—	—	—	8,423,391	8,423,391
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(94,152)	(94,152)
Balance - March 31, 2022 (Unaudited)	—	$—	8,625,000	$863	$—	$(19,627,263)	$(19,626,400)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,362,536)	$8,423,391
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	3,661,000	(8,716,660)
Income from investments held in Trust Account	(3,602,105)	(122,516)
Changes in operating assets and liabilities:
Prepaid expenses	—	(62,083)
Accounts payable	164,996	(365,019)
Accrued expenses	1,117,357	112,768
Net cash used in operating activities	(21,288)	(730,119)

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	287,733,456	—
Cash deposited in Trust Account	(165,000)	—
Net cash provided by investing activities	287,568,456	—

Cash Flows from Financing Activities:
Proceeds from related party	165,000	—
Redemption of class A shares	(287,733,456)	—
Net cash used in financing activities	(287,568,456)	—

Net change in cash	(21,288)	(730,119)

Cash - beginning of the period	31,704	1,133,702
Cash - end of the period	$10,416	$403,583

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations

Ross Acquisition Corp II (the “Company”) was incorporated as a Cayman Islands exempted company on January 19, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses or entities (an “initial Business Combination”).

Ross Acquisition Corp. II has two wholly owned subsidiaries, APRINOIA Therapeutics Merger Sub 2, Inc. (“Merger Sub 2”), an exempted company incorporated with limited liability under the laws of the Cayman Islands, which was formed on December 21, 2022 and APRINOIA Therapeutics Merger Sub 3, Inc. (“Merger Sub 32”), an exempted company incorporated with limited liability under the laws of the Cayman Islands, which was formed on December 21, 2022. Ross Acquisition Corp. II and its subsidiaries are collectively referred to as “the Company”.
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective initial Business Combination. The Company generates no operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that the Company will be able to complete an initial Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete an initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an initial Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will be adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an initial Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an initial Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of an initial Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an initial Business Combination.

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

The Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the amended and restated memorandum and articles of association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an initial Business Combination by September 16, 2023, the extended date, (the “Combination Period”), or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete an initial business combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to approve (i) a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Extension Amendment Proposal”) to extend the date by which the Company has to consummate an initial Business Combination from March 16, 2023 to September 16, 2023 and (ii) a proposal to allow the adjournment of the Extension Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Amendment Proposal (the “Adjournment Proposal”). The Extension Amendment Proposal was approved. In connection with the vote to approve the Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an initial Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an initial Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete an initial Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Proposed Business Combination

On January 17, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (the “Company”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1” and together with PubCo, the “Company Acquisition Entities”), Merger Sub 2 and Merger Sub 3 (Merger Sub 3, together with Merger Sub 1 and Merger Sub 2, the “Merger Subs”, and Merger Sub 2 and Merger Sub 3, collectively, the “SPAC Acquisition Entities”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Business Combination” and the closing of the Business Combination is referred to herein as the “Closing”.

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

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $10,000 in its operating bank account and working capital deficit of approximately $6.9 million.

The Company’s liquidity needs through March 31, 2023 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 16, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed financial statements. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 6, 2023.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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

This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 or December 31, 2022.

Investments Held in the Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheet, except for the warrant liabilities (see Note 9).

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering (including the consummation of the over-allotment), 34,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial Business Combination as the most likely outcome. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted (loss) income per share, their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2023 and 2022. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net (loss) income per ordinary share.

The table below presents a reconciliation of the numerator used to compute basic and diluted net (loss) income per ordinary share:

	For The Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income	$(1,049,163)	$(313,373)	$6,738,713	$1,684,678
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,876,180	8,625,000	34,500,000	8,625,000
Basic and diluted net (loss) income per ordinary share	$(0.04)	$(0.04)	$0.20	$0.20

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to approve (i) a proposal to amend the Company’s amended and restated memorandum and articles of association (the “Extension Amendment Proposal”) to extend the date by which the Company has to consummate an initial Business Combination from March 16, 2023 to September 16, 2023 and (ii) a proposal to allow the adjournment of the Extension Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Amendment Proposal (the “Adjournment Proposal”). The Extension Amendment Proposal was approved. In connection with the vote to approve the Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.

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

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of an initial business combination and (B) subsequent to an initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,933,333 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $8.9 million.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete an initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of an initial Business Combination.

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

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. As of March 31, 2023 and December 31, 2022, the Company had accrued approximately $210,000 and $180,000 for services in connection with such agreement on the accompanying condensed consolidated balance sheets, respectively.

Note Payable – Related Party

On March 31, 2023, the Company and APRINOIA Therapeutics Inc. (APRINOIA) entered into an Advance Agreement (the “Advance Agreement”), pursuant to which APRINOIA agreed to advance to the Company up to $990,000, to deposit into the Company’s trust account for the benefit of the holders of Class A ordinary shares of the Company that were not redeemed in connection with the extension of the Company’s termination date from March 16, 2023 to September 16, 2023 or such earlier date as determined by the board of directors of the Company. The advances contemplated by the Advance Agreement bear no interest and are repayable in full upon the date of the consummation of transactions contemplated by the Business Combination Agreement or the date of the liquidation of the Company or an event of default of the Company.

APRINOIA advanced the first amount equal to $165,000 on March 31, 2023. APRINOIA will advance up to five additional equal amounts equal to $165,000 for each month (commencing on April 16, 2023, and no later than on the 16th day of each subsequent month), or portion thereof, that is needed by the APRINOIA to complete an initial Business Combination until September 16, 2023 or such earlier date as determined by the board of directors of the Company. As of March 31, 2023 there is $165,000 recorded under the Advance Agreement on the condensed consolidated balance sheet. On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account. On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or approximately $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an initial Business Combination, subject to the terms of the underwriting agreement.

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. In connection with the vote to approve the Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million. As of March 31, 2023 and December 31, 2022, there were 6,380,902 and 34,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	350,232,362
Less:
Redemptions	(287,733,456)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	3,767,105
Class A ordinary shares subject to possible redemption as of March 31, 2023	$66,266,011

Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 6,380,902 and  34,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Warrants

As of March 31, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

The Public Warrants will become exercisable on the later of (a) 30 days after the completion of an initial Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per whole share and will expire five years after the completion of an initial Business Combination or earlier upon redemption or liquidation.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S Treasury securities	$66,366,011	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$2,990,000	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$1,542,670	$—

	December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S Treasury securities	$350,332,362	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$575,000	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$296,670	$—

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period January 19, 2021 (inception) through March 31, 2023.

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

For the three months ended March 31, 2023 and 2022, the Company recognized a gain in the unaudited condensed consolidated statements of operations resulting from an increase and decrease in fair value of the derivative warrant liabilities of approximately $3.7 million and $8.7 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations.

There were no derivative assets and liabilities, measured with Level 3 inputs, for the three months ended March 31, 2023 and 2022.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, other than below.

On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account. On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of $8.9 million.

Upon the closing of the Initial Public Offering and the private placement, $345.0 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the sale of the Private Placement Warrants were placed in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of the Business Combination or another initial business combination and (ii) the distribution of the Trust Account as described below.

Proposed Business Combination

Business Combination Agreement

On January 17, 2023, the Company, entered into an initial business combination Agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ( “APRINOIA”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1” and together with PubCo, the “APRINOIA Acquisition Entities”), APRINOIA Therapeutics Merger Sub 2, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 2”) and APRINOIA Therapeutics Merger Sub 3, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 3”, together with Merger Sub 1 and Merger Sub 2, the “Merger Subs”, and Merger Sub 2 and Merger Sub 3, collectively, the “SPAC Acquisition Entities”), pursuant to which, subject to its terms and conditions, the Business Combination Agreement provides that (i) on the business day prior to the date of the Closing, the Company will merge with and into Merger Sub 1, with Merger Sub 1 being the surviving entity (the “Initial Merger”), (ii) on the date of the Closing, Merger Sub 2 will merge with and into APRINOIA, with APRINOIA being the surviving entity (the “Second Merger”) and (iii) on the date of the Closing and immediately following the Second Merger, APRINOIA will merge with and into Merger Sub 3, with Merger Sub 3 being the surviving entity (the “Third Merger” and together with the Initial Merger and the Second Merger, the “Mergers”). As a result of the Mergers, the Company’s successor, Merger Sub 1 will continue to be a direct wholly-owned subsidiary of PubCo and Merger Sub 3 will be a direct wholly-owned subsidiary of Merger Sub 1, and an indirect wholly-owned subsidiary of PubCo (as a whole, the “Business Combination”).

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

An affiliate of the Company and the Sponsor, R Investments, LLC, a Delaware limited liability company (“R Investments”) entered into a Convertible Note Purchase Agreement on December 22, 2022 to purchase a Convertible Note with an aggregate principal amount of $7,500,000 (the “R Investments Note”). In accordance with this Convertible Note Purchase Agreement, R Investments funded the R Investments Note and APRINOIA delivered the R Investments Note to R Investments simultaneously with the execution of the Business Combination Agreement. The R Investment Note is convertible at the option of R Investments in the event of (i) an initial public offering of APRINOIA ordinary shares (a “Qualified IPO”), (ii) a financing in which APRINOIA issues equity securities with total proceeds to APRINOIA of not less than $15,000,000 (a “Qualified Financing”), (iii) a Qualified Business Combination (as defined in the R Investment Note), (iv) the Business Combination and (v) if APRINOIA elects to redeem the R Investments Note. “Conversion Price” for the R Investments Note means (i) in the case of a Qualified IPO, a price equal to the per share public offering price stated on the front cover of the final prospectus for the Qualified IPO (before deduction of any underwriting commissions, expenses or other amounts) multiplied by 0.80, (ii) in the case of a Qualified Financing, a price equal to the cash price paid per share for equity securities by the investors in the Qualified Financing multiplied by 0.80, (iii) in the case of a Qualified Business Combination or the Business Combination, a price equal to the implied per share price of the ordinary shares of APRINOIA in such Qualified Business Combination or the Business Combination, as applicable, multiplied by 0.80, and (iv) in the event that the conversion is made pursuant to a redemption, $1.58. R Investments has consent rights over (i) indebtedness, other than the other Convertible Notes, that would rank senior or pari passu in right of payment to or with the R Investments Note. On January 13, 2023, R Investments agreed to convert the R Investments Note in connection with the consummation of the Business Combination.

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

Sponsor Support Agreement

Simultaneously with the execution of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Sponsor, entered into a Sponsor Support Agreement (the “Sponsor Support Agreement”) pursuant to which the Sponsor agreed to support the Business Combination and to vote all of its Founder Shares and any other securities of the Company beneficially owned or acquired by the Sponsor in favor of the Business Combination Agreement and the Business Combination. The Sponsor also agreed to take certain other actions in support of the Business Combination Agreement and the Business Combination and to refrain from taking such actions that would adversely impede the ability of the parties to perform the Business Combination Agreement. The Sponsor Support Agreement also prevents transfers of the Company securities held by the Sponsor between the date of the Sponsor Support Agreement and the date of the Closing or earlier termination of the Business Combination Agreement unless the transferee executes a joinder to the Sponsor Support Agreement.

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

In addition, PubCo agreed to indemnify the Sponsor from and against certain liabilities relating to the Business Combination for a period of six years after the Closing.

Shareholder Support Deed

Simultaneously with and following the execution of the Business Combination Agreement, the Company, APRINOIA, PubCo and certain shareholders of APRINOIA entitled to vote on and/or give consent to certain matters to be approved by the shareholders of APRINOIA in connection with the Business Combination entered into a Shareholder Support Deed, pursuant to which, among other things, each such shareholder agreed (i) to vote in favor of such matters, (ii) to vote against any proposals that would impede the Business Combination, and (iii) not to transfer any APRINOIA shares held by such shareholder.

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

Extension and Redemptions

On March 13, 2023, we held an extraordinary general meeting (the “Extension Meeting”). At the Extension Meeting, our shareholders approved as a special resolution, the amendment of the Company’s amended and restated memorandum and articles of association to extend the date by which we must complete an Initial Business Combination by up to six months in one month increments subject to deposit of $165,000 into the Trust Account for each month by which such date is extended (the “Extension”). On March 13, 2023, following the shareholder approval, the Company filed the amendment to the amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. On March 31, 2023, APRINOIA made a deposit of $165,000 (the “First Extension Payment”) to the Trust Account. On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account. On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account. The date by which we must complete an Initial Business Combination was extended from March 16, 2023 to June 16, 2023. Following the aforementioned redemptions, we have 15,005,902 ordinary shares outstanding, which includes 6,380,902 Class A Ordinary Shares and 8,625,000 Founder Shares.

After giving effect to the aforementioned redemptions and the First Extension Payment the amount of funds remaining in the Trust Account was $65,458,680.62 as of March 31, 2023.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating the Business Combination or another Initial Business Combination. There is no assurance that we will be able to complete the Business Combination or another Initial Business Combination successfully. We must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the Initial Business Combination. Our board of directors determined that the Business Combination with APRINOIA satisfied this requirement. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete the Business Combination or another Initial Business Combination by September 16, 2023, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $10,000 in its operating bank account and working capital deficit of approximately $6.9 million.

The Company’s liquidity needs prior to the Initial Public Offering were satisfied through a payment of $25,000 from our Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $90,000 from our Sponsor pursuant to a promissory note (the “Note”), and the proceeds from the consummation of the private placement not held in the Trust Account. We repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with the Business Combination or another Initial Business Combination, our Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan to the Company funds as may be required (“Working Capital Loans”).

As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until September 16, 2023 to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these financial statements. If the Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should the Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2023. The Company intends to complete the proposed Business Combination before the mandatory liquidation date.

The outbreak of the COVID-19 coronavirus and the conflict between Russia and Ukraine has adversely affected the economies and financial markets worldwide, and potential target companies may defer or end discussions for a potential business combination with us whether or not COVID-19 or the Russia/Ukraine conflict affects their business operations. The extent to which COVID-19 or the Russia/Ukraine conflict impacts our completion of the Business Combination or another Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, the impact of any sanctions enacted in response to the Russia/Ukraine conflict, the effects on global supply chains, inflation, interest rates, among others.

Results of Operations

Our entire activity from inception to March 31, 2023 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended March 31, 2023, we had net loss of approximately $1.4 million, which consisted of approximately a $3.7 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities and approximately $1.3 million in general and administrative expenses, partially offset by approximately $3.6 million of income from investments held in Trust Account.

For the three months ended March 31, 2022, we had net income of approximately $8.4 million, which consisted of approximately a $8.7 million non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $123,000 of income from investments held in trust account, partially offset by approximately $416,000 in general and administrative expenses.

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. . For the three months ended March 31, 2023 and 2022, the Company incurred expenses of $30,000 and $30,000 under this agreement, respectively. As of March 31, 2023 and December 31, 2022, the Company had accrued approximately $210,000 and $180,000 for services in connection with such agreement on the accompanying balance sheets, respectively.

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

Underwriting Agreement

An aggregate of $12.1 million will be payable to the underwriters of the Initial Public Offering for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement. The underwriters have waived their entitlement to the deferred fee with respect to the completion of the Business Combination.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of March 31, 2023 and December 31, 2022 is based on observable listed prices for such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of Initial Public Offering (including the consummation of the over-allotment), 34,500,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an initial business combination as the most likely outcome. Net (loss) income per ordinary share is calculated by dividing the net (loss) income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2023 and 2022. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 6, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Dated: May 22, 2023	ROSS ACQUISITION CORP II

	By:	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer

Dated: May 22, 2023	By:	/s/ Stephen J. Toy
	Name:	Stephen J. Toy.
	Title:	Chief Financial Officer