Form 10-Q
period 2023-06-30
Ross Acquisition Corp II
filed 2023-10-10
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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

As of October 10, 2023, 5,041,098 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ROSS ACQUISITION CORP II
Form 10-Q
For The Quarterly Period Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROSS ACQUISITION CORP II
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$10,417	$31,704
Prepaid expenses	40,000	40,000
Total current assets	50,417	71,704
Cash held in Trust Account	67,678,527	350,332,362
Total Assets	$67,728,944	$350,404,066

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,117,297	$1,814,213
Note payable	660,000	—
Accrued expenses	4,788,598	3,732,635
Total current liabilities	7,565,895	5,546,848
Derivative warrant liabilities	2,963,670	871,670
Deferred underwriting commissions	6,037,500	12,075,000
Total liabilities	16,567,065	18,493,518

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,380,902 and 34,500,000 shares at redemption value of approximately $10.59 and $10.15 per share as of June 30, 2023 and December 31, 2022, respectively	67,578,527	350,232,362

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022	863	863
Additional paid-in capital	—	—
Accumulated deficit	(16,417,511)	(18,322,677)
Total shareholders’ deficit	(16,416,648)	(18,321,814)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$67,728,944	$350,404,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$46,695	$3,229,369	$1,320,340	$3,615,180
General and administrative expenses - related party	30,000	30,000	60,000	60,000
Loss from operations	(76,695)	(3,259,369)	(1,380,340)	(3,675,180)
Other income:
Change in fair value of derivative warrant liabilities	1,569,000	4,358,340	(2,092,000)	13,075,000
Income from interest in operating account	2	6	6	32
Gain on waived deferred underwriter commission	—	—	457,625	—
Income from investments held in Trust Account	817,516	515,152	4,419,621	637,668
Net income	$2,309,823	$1,614,129	$1,404,912	$10,037,520

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	6,380,902	34,500,000	17,566,400	34,500,000
Basic and diluted net income per share, Class A ordinary share	$0.15	$0.04	$0.05	$0.23

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B ordinary share	$0.15	$0.04	$0.05	$0.23

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(18,322,677)	$(18,321,814)
Net loss (as restated)	—	—	—	—	—	(904,911)	(904,911)
Increase in redemption value of Class A ordinary shares subject to possible redemption (restated)	—	—	—	—	—	1,812,770	1,812,770
Balance - March 31, 2023 as restated (Unaudited)	—	—	8,625,000	863	—	(17,414,818)	(17,413,955)
Net income	—	—	—	—	—	2,309,823	2,309,823
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,312,516)	(1,312,516)
Balance - June 30, 2023 (Unaudited)	—	$—	8,625,000	$863	$—	$(16,417,511)	$(16,416,648)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(27,956,502)	$(27,955,639)
Net income	-	-	-	-	-	8,423,391	8,423,391
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(94,152)	(94,152)
Balance - March 31, 2022 (Unaudited)	-	-	8,625,000	863	-	(19,627,263)	(19,626,400)
Net income	-	-	-	-	-	1,614,129	1,614,129
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(515,152)	(515,152)
Balance - June 30, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(18,528,286)	$(18,527,423)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$1,404,912	$10,037,520
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	2,092,000	(13,075,000)
Income from cash and investments held in Trust Account	(4,419,621)	(637,668)
Gain on waiver of deferred underwriter commission	(457,625)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	(40,833)
Accounts payable	303,084	(399,502)
Accrued expenses	1,055,963	3,051,604
Net cash used in operating activities	(21,287)	(1,063,879)

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	287,733,456	—
Cash deposited in Trust Account	(660,000)	—
Net cash provided by investing activities	287,073,456	—

Cash Flows from Financing Activities:
Proceeds from note payable	660,000	—
Redemption of class A shares	(287,733,456)	—
Net cash used in financing activities	(287,073,456)	—

Net change in cash	(21,287)	(1,063,879)

Cash - beginning of the period	31,704	1,133,702
Cash - end of the period	$10,417	$69,823

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

Ross Acquisition Corp. II has two wholly owned subsidiaries, APRINOIA Therapeutics Merger Sub 2, Inc. (“Merger Sub 2”), an exempted company incorporated with limited liability under the laws of the Cayman Islands, which was formed on December 21, 2022 and APRINOIA Therapeutics Merger Sub 3, Inc. (“Merger Sub 3”), an exempted company incorporated with limited liability under the laws of the Cayman Islands, which was formed on December 21, 2022. Ross Acquisition Corp. II and its subsidiaries are collectively referred to as “the Company”.
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company generates no operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, or cash, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted upon the consummation of the Initial Public Offering, as amended (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an Initial Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination.

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

The Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination by March 16, 2024, or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Combination Period”), or (b) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to approve (i) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “First Extension Amendment Proposal”) to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2023 to September 16, 2023 (such extension, the “First Extension” and such date, the “First Extension Date”) or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association and (ii) a proposal to allow the adjournment of the Extension Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Amendment Proposal (the “First Adjournment Proposal”). The First Extension Amendment Proposal was approved. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.

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

Terminated Business Combination

On January 17, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ( “APRINOIA”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), Merger Sub 2 and Merger Sub 3 (Merger Sub 3, together with Merger Sub 1 and Merger Sub 2, the “Merger Subs”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Terminated Business Combination.”

The terms of the Terminated Business Combination and the other transactions contemplated thereby are summarized in the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023.

Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, RAC, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the terms of a termination agreement entered into by and between each of the parties to the Business Combination Agreement (the “Termination Agreement”). Further, under the Termination Agreement, each of RAC, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released RAC, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

Extraordinary General Meeting in lieu of Annual Meeting

On September 15, 2023, the Company held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and March 16, 2024, the “Second Extended Date”), (ii) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to delete the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to elect Larry Kudlow as Class I director of the Company’s board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Proposals”) and (iv) a proposal to allow the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Proposals (the “Second Adjournment Proposal”), each as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on August 31, 2023. The Second Extension Amendment Proposal, the Director Election Proposal and the Redemption Limitation Amendment Proposal were each approved. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, rising interest rates and increased inflation on the Company’s objectives and has concluded that while it is reasonably possible that the virus, interest rates and/or inflation could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed consolidated financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Liquidity and Going Concern

As of June 30, 2023, the Company had approximately $10,000 in its operating bank account and working capital deficit of approximately $7.5 million.

The Company’s liquidity needs through June 30, 2023 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2023 and December 31, 2022, there was $660,000 and $0, respectively, outstanding under any Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until March 16, 2024 to consummate an Initial Business Combination. As previously reported, on January 17, 2023, the Company signed the Business Combination Agreement with, among other parties, APRINOIA Therapeutics, Inc. On August 21, 2023, as previously reported, the Business Combination Agreement was terminated. On September 15, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. It is uncertain that the Company will be able to consummate another Initial Business Combination by March 16, 2024. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed consolidated financial statements. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2024.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 – Restatement to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three and six months ended June 30, 2023, the Company identified a waiver of deferred underwriter commissions which was executed during the three months ended March 31, 2023 and not accounted for. In January 2023, the Company received a waiver from one of the underwriters in which it indicated that it waived its entitlement to the payment of any deferred discount to be paid under the terms of the underwriting agreement. As such, $6,037,500 has been forgiven on which $5,579,875 is presented in the unaudited condensed consolidated statement of changes in shareholders’ deficit and $457,625 is recognized as a gain on the waiver of deferred underwriting fees on the condensed consolidated statements of operations. The Company determined this error was material to the Form 10-Q for the three months ended March 31, 2023. The below tables represent the impacts and adjustments to the financial statements:

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Balance sheet as of March 31, 2023
Deferred Underwriting Commissions	$12,075,000	$(6,037,500)	$6,037,500
Total Liabilities	$23,601,871	$(6,037,500)	$17,564,371
Accumulated Deficit	$(23,452,318)	$6,037,500	$(17,414,818)
Total Stockholders’ Deficit	$(23,451,455)	$6,037,500	$(17,413,955)

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Statement of Operations for the Three Months Ended March 31, 2023
Gain on waiver of Deferred Underwriting Commissions	$—	$457,625	$457,625
Net Income (Loss)	$(1,362,536)	$457,625	$(904,911)

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2023
Increase in redemption value of Class A ordinary shares subject to possible redemption	$(3,767,105)	$5,579,875	$1,812,770
Accumulated Deficit	$(23,452,318)	$6,037,500	$(17,414,818)
Total Stockholders’ Deficit	$(23,451,455)	$6,037,500	$(17,413,955)

	As previously Reported	Adjustments	As Restated
Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2023
Net loss	$(1,362,536)	$457,625	$(904,911)
Gain on waiver of Deferred Underwriting Commissions	$—	$(457,625)	$(457,625)

Additionally, due the recording of the gain on the waiver of deferred underwriting commissions, earnings per share was impacted. The impacts to earnings per share are shown below:

	As previously Reported	Adjustments	As Restated
Earnings per Share for the Three Months Ended March 31, 2023
Weighted average shares outstanding, Class A ordinary shares	28,876,180	-	28,876,180
Basic and diluted net loss per share, Class A ordinary shares	$(0.04)	$(0.02)	$(0.02)
Weighted average shares outstanding, Class B ordinary shares	8,625,000	-	8,625,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.04)	$(0.02)	$(0.02)

Note 3 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on April 6, 2023.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 or December 31, 2022.

Cash and Investments Held in the Trust Account

The Company’s Trust Account consists of cash as of June 30, 2023.

Until the end of March 2023, the Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or cash, or a combination thereof. When the Company’s investments held in the Trust Account were comprised of U.S. government securities, the investments were classified as trading securities. When the Company’s investments held in the Trust Account were comprised of money market funds, the investments were recognized at fair value. Trading securities and investments in money market funds were presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities was included in income from investments held in the Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account were determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets, except for the warrant liabilities (see Note 9).

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of June 30, 2023 and December 31, 2022 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 (including the consummation of the over-allotment), 6,380,902 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted (loss) income per share, their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator used to compute basic and diluted net (loss) income per ordinary share:

	For The Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$982,197	$1,327,626	$1,291,303	$322,826
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,380,902	8,625,000	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.15	$0.15	$0.04	$0.04

	For The Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$942,265	$462,647	$8,030,016	$2,007,504
Denominator:
Basic and diluted weighted average ordinary shares outstanding	17,566,400	8,625,000	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.23	$0.23

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the unaudited condensed consolidated financial statements.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Note 4 - Initial Public Offering

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

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “Extension Meeting”) to approve (i) a proposal to amend the Company’s amended and restated memorandum and articles of association (the “First Extension Amendment Proposal”) to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2023 to September 16, 2023 and (ii) a proposal to allow the adjournment of the Extension Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the First Extension Amendment Proposal (the “First Adjournment Proposal”). The First Extension Amendment Proposal was approved. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.

On September 15, 2023, the Company held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and March 16, 2024, the “Second Extended Date”), (ii) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to delete the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to elect Larry Kudlow as Class I director of the Company’s board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Proposals”) and (iv) a proposal to allow the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Proposals (the “Second Adjournment Proposal”), each as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on August 31, 2023. The Second Extension Amendment Proposal, the Director Election Proposal and the Redemption Limitation Amendment Proposal were each approved. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million.

Note 5 - Related Party Transactions

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

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an Initial Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the Company had borrowings of $660,000 and $0, respectively under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. As of June 30, 2023 and December 31, 2022, the Company had accrued approximately $240,000 and $180,000 for services in connection with such agreement on the accompanying condensed consolidated balance sheets, respectively.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 6 - Commitments and Contingencies

Note Payable

On March 31, 2023, the Company and APRINOIA entered into an Advance Agreement (the “Advance Agreement”), pursuant to which APRINOIA agreed to advance to the Company up to $990,000, to deposit into the Company’s trust account for the benefit of the holders of Class A ordinary shares of the Company that were not redeemed in connection with the extension of the Company’s termination date from March 16, 2023 to September 16, 2023 or such earlier date as determined by the board of directors of the Company. The advances contemplated by the Advance Agreement bear no interest and are repayable in full upon the date of the consummation of transactions contemplated by the Business Combination Agreement or the date of the liquidation of the Company or an event of default of the Company.

APRINOIA advanced the first amount equal to $165,000 on March 31, 2023. APRINOIA will advance up to five additional equal amounts equal to $165,000 for each month (commencing on April 16, 2023, and no later than on the 16th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until September 16, 2023 or such earlier date as determined by the board of directors of the Company. As of June 30, 2023 there is $660,000 recorded under the Advance Agreement on the condensed consolidated balance sheet. On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account. On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account. On June 15, 2023, APRINOIA made a fourth deposit of $165,000 to the Trust Account. On July 12, 2023, APRINOIA made a fifth deposit of $165,000 to the Trust Account. On August 16, 2023, APRINOIA made a sixth deposit of $165,000 to the Trust Account.

Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the Termination Agreement. Further, under the Termination Agreement, each of RAC, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released RAC, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages relating to the Business Combination Agreement and the other Transaction Documents, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

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

On January 19, 2023, the Company received a waiver of underwriter fees from one of the underwriters in which the underwriter  waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement. As such, $6,037,500, has been forgiven of which $5,579,875 is presented in the unaudited condensed consolidated statement of changes in shareholders deficit and $457,625 is recognized as a gain on the waiver on the condensed consolidated statement of operations.

On January 23, 2023, the Company received a waiver of underwriter fees from a second underwriter in which the underwriter waived the right to receive its deferred underwriting commissions payable upon the consummation of the Business Combination under the terms of the underwriting agreement. The second underwriter did not waive the right to receive its deferred underwriting commission payable upon the consummation of any other Initial Business Combination.

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million. As of June 30, 2023 and December 31, 2022, there were 6,380,902 and 34,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$350,232,362
Less:
Redemptions	(287,733,456)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	(1,812,770)
Gain of Waiver of Deferred Underwriting Fees	5,579,875
Class A ordinary shares subject to possible redemption as of March 31, 2023 (restated)	66,266,011
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,312,516
Class A ordinary shares subject to possible redemption as of June 30, 2023	$67,578,527

Note 8 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,380,902 and  34,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 9 - Warrants

As of June 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the Initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of Initial Business Combination on the date of the consummation of the Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

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

Note 10 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$1,955,000	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$1,008,670	$—

	December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S Treasury securities	$350,332,362	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$575,000	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$296,670	$—

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the period January 19, 2021 (inception) through June 30, 2023.

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

For the three months ended June 30, 2023 and 2022, the Company recognized a gain in the unaudited condensed consolidated statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1.6 million and $4.4 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized a gain in the unaudited condensed consolidated statements of operations resulting from an increase and decrease in fair value of the derivative warrant liabilities of approximately $2.1 million and $13.1 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

There were no derivative assets and liabilities, measured with Level 3 inputs, for the three and six months ended June 30, 2023 and 2022.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, other than below.

On July 13, 2023 and on August 16, 2023, APRINOIA made the fifth and sixth deposits of $165,000 each, to the Trust Account.

Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the terms of a termination agreement entered into by and between each of the parties to the Business Combination Agreement (the “Termination Agreement”). Further, under the Termination Agreement, each of the Company, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released RAC, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages relating to the Business Combination Agreement and the other Transaction Documents, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

On September 15, 2023, the Company held the Extraordinary General Meeting to approve (i) the Second Extension Amendment Proposal, (ii) the Redemption Limitation Amendment Proposal, (iii) the Director Election Proposal, and (iv) the Second Adjournment Proposal, each as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on August 31, 2023. The Second Extension Amendment Proposal, the Director Election Proposal and the Redemption Limitation Amendment Proposal were each approved. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. In connection with the meeting, the Company now has until March 16, 2024 to consummate an initial business combination.

On September 18, 2023, affiliates of the Company deposited $75,000 into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal.

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

Upon the closing of the Initial Public Offering and the private placement, $345.0 million ($10.00 per unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the sale of the Private Placement Warrants were placed in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, or cash, until the earlier of: (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

Terminated Business Combination

Business Combination Agreement

On January 17, 2023, the Company, entered into an initial business combination agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands ( “APRINOIA”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of PubCo (“Merger Sub 1”), APRINOIA Therapeutics Merger Sub 2, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 2”) and APRINOIA Therapeutics Merger Sub 3, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly-owned subsidiary of the Company (“Merger Sub 3”, together with Merger Sub 1 and Merger Sub 2, the “Merger Subs”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Terminated Business Combination.”),

Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the terms of a termination agreement entered into by and between each of the parties to the Business Combination Agreement (the “Termination Agreement”). Further, under the Termination Agreement, each of RAC, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released RAC, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages relating to the Business Combination Agreement and the other Transaction Documents, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023

Extensions and Redemptions

On March 13, 2023, we held an extraordinary general meeting (the “Extension Meeting”). At the Extension Meeting, our shareholders approved as a special resolution, the amendment of the Company’s amended and restated memorandum and articles of association to extend the date by which we must complete an Initial Business Combination by up to six months in one month increments subject to deposit of $165,000 into the Trust Account for each month by which such date is extended (the “First Extension”). On March 13, 2023, following the shareholder approval, the Company filed the amendment to the amended and restated memorandum and articles of association with the Registrar of Companies of the Cayman Islands. In connection with the Extension Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. On March 31, 2023, APRINOIA made a deposit of $165,000 (the “First Extension Payment”) to the Trust Account. On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account. On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account. On June 15, 2023, APRINOIA made a fourth deposit of $165,000 to the Trust Account. On July 12, 2023, APRINOIA made a fifth deposit of $165,000 to the Trust Account. On August 16, 2023, APRINOIA made a sixth deposit of $165,000 to the Trust Account. The date by which we must complete an Initial Business Combination was extended from March 16, 2023 to September 16, 2023.

On September 15, 2023, we held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Extraordinary General Meeting”) to approve (i) a proposal to amend our Amended Memorandum and Articles of Association to extend the date by which we have to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and March 16, 2024, the “Second Extended Date”), (ii) a proposal to amend our Amended Memorandum and Articles of Association to delete the limitations that we shall not consummate a business combination or redeem shares if such actions would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to elect Larry Kudlow as Class I director of our board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Proposals”) and (iv) a proposal to allow the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Proposals (the “Second Adjournment Proposal”), each as more fully described in the proxy statement filed by us with the Securities and Exchange Commission on August 31, 2023. The Second Extension Amendment Proposal, the Director Election Proposal and the Redemption Limitation Amendment Proposal were each approved. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 of our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. Following the aforementioned redemptions, we have 13,666,098 ordinary shares outstanding, which includes 5,041,098 Class A Ordinary Shares and 8,625,000 Founder Shares. On September 18, 2023, affiliates of the Company deposited $75,000 into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal.

On August 21, 2023, the Business Combination Agreement was terminated. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an Initial Business Combination. There is no assurance that we will be able to complete an Initial Business Combination successfully. We must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing of the agreement to enter into the Initial Business Combination. However, we will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete an Initial Business Combination by March 16, 2024 or such later date by which we must complete an Initial Business Combination pursuant to an amendment to the our Amended and Restated Memorandum and Articles of Association, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of June 30, 2023, we had approximately $10,000 in its operating bank account and working capital deficit of approximately $7.5 million.

Our liquidity needs through June 30, 2023 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2023 and December 31, 2022, there was $660,000 and $0, respectively, outstanding under any Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have until March 16, 2024 to consummate an Initial Business Combination. As previously reported, on January 17, 2023, we signed the Business Combination Agreement with, among other parties, APRINOIA Therapeutics, Inc. On August 21, 2023, as previously reported, the Business Combination Agreement was terminated. On September 15, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. It is uncertain that we will be able to consummate another Initial Business Combination by March 16, 2024. Additionally, we may not have sufficient liquidity to fund our working capital needs until one year from the issuance of these unaudited condensed financial statements. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2024.

Results of Operations

Our entire activity from inception to June 30, 2023 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended June 30, 2023, we had net income of approximately $2.3 million, which consisted of approximately a $1.6 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $818,000 of income from investments held in Trust Account, partially offset by approximately $77,000 in general and administrative expenses.

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

For the six months ended June 30, 2023, we had net income of approximately $1.4 million, which consisted of approximately $4.4 million of income from investments held in trust account, partially offset by approximately $1.4 million in general and administrative expenses and approximately a $2.1 million non-operating loss resulting from the change in fair value of derivative warrant liabilities and $457,000 of gain on waived underwriter commissions.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2023, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. For the three and six months ended June 30, 2022, the Company incurred expenses of $30,000 and $60,000 under this agreement, respectively. As of June 30, 2023 and December 31, 2022, the Company had accrued approximately $240,000 and $180,000 for services in connection with such agreement on the accompanying balance sheets, respectively.

Registration and Shareholder Rights

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of the Working Capital Loans, if any, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that we would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

An aggregate of $12.1 million will be payable to the underwriters of the Initial Public Offering for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

On January 19, 2023, the Company received a waiver of underwriter fees from one of the underwriters in which the underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement. As such, $6,037,500, has been forgiven on which $5,579,875 is presented in the unaudited condensed consolidated statement of changes in shareholders deficit and $457,625 is recognized as a gain on the waiver.

On January 23, 2023, the Company received a waiver of underwriter fees from a second underwriter in which the underwriter waived the right to receive its deferred underwriting commissions payable upon the consummation of the Terminated Business Combination under the terms of the underwriting agreement. The second underwriter did not waive the right to receive its deferred underwriting commission payable upon the consummation of any other Initial Business Combination.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of June 30, 2023 and December 31, 2022 is based on observable listed prices for such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

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

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2023 due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weakness identified related to ineffective review controls over the financial statement preparation process including the review of new agreements, which led to the restatement of the prior quarter statements.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better identify and evaluate agreements that affect our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to financial reporting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form 10-Q, other than the risk factors included below, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on April 6, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of preparing the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, we identified a waiver of deferred underwriter commissions which was executed during the three months ended March 31, 2023 and not accounted for. In January 2023, we received a waiver from one of the underwriters in which it indicated that it waived its entitlement to the payment of any deferred discount to be paid under the terms of the underwriting agreement. The Company determined this error was material to the Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as further discussed under Note 2 to our Financial Statements – Restatement to Prior Period Financial Statements. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting treatment of certain fees waived by the underwriters of the Company’s Initial Public Offering.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. A material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such a case, we may again be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting, our securities price may decline and we may face litigation as a result of the foregoing. We cannot assure you that the measures we have taken to date, or any measures it may take in the future, will be sufficient to avoid potential future material weaknesses.

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2023.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

As a result of such material weakness and the restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Quarterly Report on Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.

There are no assurances that the Second Extension will enable us to complete an Initial Business Combination.

Although the Second Extension was approved and implemented, the Company can provide no assurances that an Initial Business Combination will be consummated prior to the Second Extended Date. Our ability to consummate an Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. The Company expects to seek shareholder approval of any Initial Business Combination. We were required to offer Public Shareholders the opportunity to redeem Public Shares in connection with the First Extension and the Second Extension, and we will be required to offer Public Shareholders redemption rights again in connection with any shareholder vote to approve any Initial Business Combination. Even if an Initial Business Combination is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate an Initial Business Combination on commercially acceptable terms, or at all. The fact that we will have had separate redemption periods in connection with the First Extension, the Second Extension and any Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

If we are deemed to be an “investment company” for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete a Business Combination and instead liquidate the Company.

If we are deemed to be an investment company under the Investment Company Act of 1940 (the “Investment Company Act”), our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete an Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our current and anticipated principal activities subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash or invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments or by holding the proceeds as cash, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

However, even if we invest the proceeds in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate.

As described further below, on March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other matters, to a proposed safe harbor for SPACs such as the Company from the definition of an “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to fall within the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement. As we have not completed an Initial Business Combination within 24 months after the effective date of our IPO Registration Statement, we would not be able to rely upon this safe harbor.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. If we are deemed to be an investment company and subject to registration under, compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an Initial Business Combination and instead liquidate the Company. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

The SEC has issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, any potential Initial Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete an Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

As described above, on March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other things, to disclosures in SEC filings in connection with business combination transactions between SPACs such as us and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to registration and regulation under the Investment Company, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted and, if adopted, may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, or any potential Initial Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose. Were we to liquidate, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed Continental, the trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of an Initial Business Combination or our liquidation. Following the liquidation of investments in the Trust Account, we receive reduced interest, if any, on the funds held in the Trust Account, which reduces the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account were, from our Initial Public Offering until the end of March 2023, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, the longer that the funds in the Trust Account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our Initial Business Combination or the liquidation of the Company. Following such liquidation, we receive reduced interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit at a bank is reduces the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

We may not be able to complete an Initial Business Combination if the proposed transaction is subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

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

Outside the United States, laws or regulations may affect our ability to consummate an Initial Business Combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses where a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an Initial Business Combination may be limited, and we may be adversely affected in terms of competing with other SPACs that do not have similar ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete an Initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. Were we to liquidate the Company, our warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

The Company’s ability to complete an Initial Business Combination with a U.S. target company may be impacted if such Business Combination is subject to U.S. foreign investment regulations and review by a U.S. government entity, such CFIUS, and ultimately prohibited.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete its Initial Business Combination. If the Company cannot complete its Initial Business Combination by March 16, 2024, or such later date that may be approved by the Company’s shareholders, because the review process extends beyond such timeframe or because the Initial Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate. If the Company liquidates, its Public Shareholders may only receive approximately $10.74 per Public Share (based on the amount held in the Trust Account as of August 28, 2023 (including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes), and the Company’s warrants will expire worthless. This will also cause you to lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

Our Sponsor holds all of our outstanding Class B ordinary shares and as a result, controls the appointment and removal of directors, as only as only holders of our Class B ordinary shares have the right to vote on the election of directors and to remove directors prior to an Initial Business Combination and will exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that shareholders do not support.

Our Sponsor owns, on an as-converted basis, 57.5% of our issued and outstanding ordinary shares, including 8,625,000 Founder Shares, which is 100% of the Class B ordinary shares. Accordingly, our Sponsor controls the appointment and removal of directors, as only as only holders of our Class B ordinary shares have the right to vote on the election of directors and to remove directors prior to an Initial Business Combination. Our Sponsor will also exert a substantial, and in some cases, controlling, influence on other actions requiring a shareholder vote, potentially in a manner that shareholders do not support, including amendments to our Amended Memorandum and Articles of Association. Our Sponsor and each member of our management team have agreed pursuant to the letter agreement to vote their Founder Shares and Public Shares in favor of our Initial Business Combination. Following the redemptions of Public Shares in connection with implementation of the First Extension and the Second Extension, only 6,380,902 Public Shares remain outstanding. As a result, as of the Record Date, in addition to the shares held by the Sponsor, the Company would not need any of the remaining Public Shares to be voted in favor of an Initial Business Combination if such proposal required only an ordinary proposal under Cayman Islands law, being the affirmative vote of at least a majority of our ordinary shares who attend and vote at a shareholder meeting of the Company.

If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, although it is under no obligation to do so, this would increase its control. Such Public Shares purchased by the Sponsor would be (a) purchased at a price no higher than the redemption price for the Public Shares and (b) would not be (i) voted by the Sponsor at the extraordinary general meeting or (ii) redeemable by the Sponsor. Any such purchases that are completed after the record date for the applicable meeting may include an agreement with a selling shareholder that such shareholder, for so long as it remains the record holder of the shares in question, will vote in favor of the proposals to be voted upon at the shareholder meeting and/or will not exercise its redemption rights with respect to the shares so purchased. The purpose of such share purchases and other transactions would be to increase the likelihood that any proposals to be voted upon at a shareholder meeting are approved by the requisite number of votes and to reduce the number of Public Shares that are redeemed. In the event that such purchases do occur, the purchasers may seek to purchase shares from shareholders who would otherwise have voted against any proposals to be voted upon at the shareholder meeting and elected to redeem their Public Shares for a portion of the Trust Account. Any such privately negotiated purchases may be effected at purchase prices that are below or in excess of the per-share pro rata portion of the Trust Account. None of the Company, the Sponsor, the Company’s directors, the Company’s officers or any of their respective affiliates may make any such purchases when they are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act.

A new 1% U.S. federal excise tax could be imposed on us in connection with certain future redemptions by us of our shares.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded foreign corporations. The excise tax applies to repurchases occurring after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. The U.S. Department of Treasury has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, no guidance has been issued to date. With respect to redemptions that occur in connection with the Extension or redemptions that occur under the circumstance where our Initial Business Combination is not with a U.S. corporation, because such redemptions would occur when we are not a U.S. corporation, such redemptions generally would not cause us to be subject to the excise tax.

Absent the issuance of applicable guidance to the contrary, with respect to redemptions that occur in connection with an Initial Business Combination with a U.S. corporation, because the Company might be domesticated as a U.S. corporation and its securities are expected to trade on a national securities exchange at the time shareholders exercise their redemption rights with respect to the Public Shares in connection with the Company’s Initial Business Combination, it is possible that the Company may be subject to the excise tax with respect to redemptions that are treated as repurchases for this purpose. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year, thereby reducing the amount of excise tax imposed with respect to repurchases of stock by a repurchasing corporation. The per-share redemption amount payable from the Trust Account (including any interest earned on the funds held in the Trust Account) to public shareholders in connection with a redemption is not expected to be reduced by any Excise Tax imposed on us. The imposition of the Excise Tax on us could, however, cause a reduction in the cash available on hand to complete our Initial Business Combination and may affect our ability to complete our Initial Business Combination or fund future operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association, as amended March 13, 2023 and September 15, 2023.
10.1	Termination Agreement dated August 21, 2023 (previously filed as an exhibit to our Current Report on Form 8-K filed on August 21, 2023 and incorporated by reference herein).
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

Dated: October 10, 2023	ROSS ACQUISITION CORP II

	By:	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer

Dated: October 10, 2023	By:	/s/ Stephen J. Toy
	Name:	Stephen J. Toy
	Title:	Chief Financial Officer