Form 10-Q
period 2023-09-30
Ross Acquisition Corp II
filed 2023-11-20
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 17, 2023, 5,041,098 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

ROSS ACQUISITION CORP II
Form 10-Q
For The Quarterly Period Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

ROSS ACQUISITION CORP II
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$10,419	$31,704
Prepaid expenses	5,000	40,000
Total current assets	15,419	71,704
Cash held in Trust Account	54,327,619	350,332,362
Total Assets	$54,343,038	$350,404,066

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$2,113,513	$1,814,213
Accrued expenses	5,089,246	3,732,635
Due to related party	304,643	—
Note Payable - related party	75,000	—
Total current liabilities	7,582,393	5,546,848
Derivative warrant liabilities	1,917,670	871,670
Deferred underwriting commissions	6,037,500	12,075,000
Total liabilities	15,537,563	18,493,518

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 5,041,098 and 34,500,000 shares at redemption value of approximately $10.76 and $10.15 per share as of September 30, 2023 and December 31, 2022, respectively	54,227,619	350,232,362

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022	863	863
Additional paid-in capital	—	—
Accumulated deficit	(15,423,007)	(18,322,677)
Total shareholders’ deficit	(15,422,144)	(18,321,814)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$54,343,038	$350,404,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$606,498	$(26,203)	$1,926,837	$3,588,977
General and administrative expenses - related party	30,000	30,000	90,000	90,000
Loss from operations	(636,498)	(3,797)	(2,016,837)	(3,678,977)
Other income, net:
Change in fair value of derivative warrant liabilities	1,046,000	1,394,660	(1,046,000)	14,469,660
Income from interest in operating account	1	5	7	37
Gain on waived deferred underwriter commission	—	—	457,625	—
Gain from extinguishment of Note payable	990,000	—	990,000	—
Income from investments held in Trust Account	663,149	1,949,467	5,082,769	2,587,135
Net income	$2,062,652	$3,340,335	$3,467,564	$13,377,855

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	6,162,456	34,500,000	13,723,312	34,500,000
Basic and diluted net income per share, Class A ordinary share	$0.14	$0.08	$0.16	$0.31

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income per share, Class B ordinary share	$0.14	$0.08	$0.16	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(18,322,677)	$(18,321,814)
Net loss (as restated)	—	—	—	—	—	(904,911)	(904,911)
Increase in redemption value of Class A ordinary shares subject to possible redemption (restated)	—	—	—	—	—	1,812,770	1,812,770
Balance - March 31, 2023 as restated (Unaudited)	—	—	8,625,000	863	—	(17,414,818)	(17,413,955)
Net income	—	—	—	—	—	2,309,823	2,309,823
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,312,516)	(1,312,516)
Balance - June 30, 2023 (Unaudited)	—	—	8,625,000	863	—	(16,417,511)	(16,416,648)
Net income	—	—	—	—	—	2,062,652	2,062,652
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,068,148)	(1,068,148)
Balance - September 30, 2023 (Unaudited)	—	$—	8,625,000	$863	$—	$(15,423,007)	$(15,422,144)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	-	$-	8,625,000	$863	$-	$(27,956,502)	$(27,955,639)
Net income	-	-	-	-	-	8,423,391	8,423,391
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(94,152)	(94,152)
Balance - March 31, 2022 (Unaudited)	-	-	8,625,000	863	-	(19,627,263)	(19,626,400)
Net income	-	-	-	-	-	1,614,129	1,614,129
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(515,152)	(515,152)
Balance - June 30, 2022 (Unaudited)	-	-	8,625,000	863	-	(18,528,286)	(18,527,423)
Net income	-	-	-	-	-	3,340,335	3,340,335
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(1,949,467)	(1,949,467)
Balance - September 30, 2022 (Unaudited)	-	$-	8,625,000	$863	$-	$(17,137,418)	$(17,136,555)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROSS ACQUISITION CORP II
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$3,467,564	$13,377,855
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	1,046,000	(14,469,660)
Income from cash and investments held in Trust Account	(5,082,769)	(2,587,135)
Gain on waiver of deferred underwriter commission	(457,625)	—
Gain from extinguishment of Note payable	(990,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	35,000	(4,233)
Accounts payable	542,905	630,587
Accrued expenses	1,356,611	1,988,712
Due to related party	61,029	-
Net cash used in operating activities	(21,285)	(1,063,874)

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	302,152,512	—
Cash deposited in Trust Account	(1,065,000)	—
Net cash provided by investing activities	301,087,512	—

Cash Flows from Financing Activities:
Proceeds from note payable	990,000	—
Proceeds from note payable - related party	75,000	—
Redemption of class A shares	(302,152,512)	—
Net cash used in financing activities	(301,087,512)	—

Net change in cash	(21,285)	(1,063,874)

Cash - beginning of the period	31,704	1,133,702
Cash - end of the period	$10,419	$69,828

Supplemental disclosure of noncash financing activities:
Accounts payable paid by the Sponsor	$243,605	—
Reclass from Accounts payable to Due to related party	$61,029	—

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
As of September 30, 2023, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company generates no operating revenues and will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

 Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation , high energy prices, supply chain disruptions, the Israel – Hamas conflict and the Russia – Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on our financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Liquidity and Going Concern

As of September 30, 2023, the Company had approximately $10,000 in its operating bank account and working capital deficit of approximately $7.6 million.

The Company’s liquidity needs through September 30, 2023 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 5).

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum contribution of $450,000 (the “Maximum Extension Payment”). If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company. If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note. As of September 30, 2023 and December 31, 2022, the Company had borrowings of $75,000 and $0, respectively for extension payments (now documented by the Extension Note).

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) March 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.

If the Company is required to seek additional capital, the Company would need to borrow additional funds from the Sponsor, the Company’s management team or other third parties to operate or may be forced to liquidate. Except with respect to the Extension Note and the Convertible Note, none of the Sponsor, members of the management team nor any of their affiliates is under any obligation to advance funds to the Company in such circumstances. If the Company completes an Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into warrants). Otherwise, the Convertible Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2023, and since inception are not necessarily indicative of the results that may be expected through December 31, 2023, or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 or December 31, 2022.

Cash and Investments Held in the Trust Account

The Company’s Trust Account consists of cash as of September 30, 2023.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of September 30, 2023 and December 31, 2022 is based on observable listed prices for such warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 (including the consummation of the over-allotment), 5,041,098 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the unaudited condensed consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2023 and 2022. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator used to compute basic and diluted net income per ordinary share:

	For The Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$859,580	$1,203,072	$2,672,268	$668,067
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,162,456	8,625,000	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.14	$0.14	$0.08	$0.08

	For The Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$2,129,309	$1,338,255	$10,702,284	$2,675,571
Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,723,312	8,625,000	34,500,000	8,625,000
Basic and diluted net income per ordinary share	$0.16	$0.16	$0.31	$0.31

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

On November 6, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a Maximum Extension Payment of $450,000. If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company. If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note. As of September 30, 2023 and December 31, 2022, the Company had borrowings of $75,000 and $0, respectively for extension payments (now documented by the Extension Note).

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”). On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) March 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

If the Company is required to seek additional capital, the Company would need to borrow additional funds from the Sponsor, the Company’s management team or other third parties to operate or may be forced to liquidate. Except with respect to the Extension Note and the Convertible Note, none of the Sponsor, members of the management team nor any of their affiliates is under any obligation to advance funds to the Company in such circumstances.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. As of September 30, 2023 and December 31, 2022, the Company had accrued approximately $270,000 and $180,000 for services in connection with such agreement which are reported as accounts payable on the accompanying condensed consolidated balance sheets, respectively.

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Due to Related Party

As of September 30, 2023, the Sponsor has paid for Company payables totaling $243,605 on behalf of the Company and a total of $61,029 expenses paid by management employees. $304,634 and $0 are included in due to related party on the balance sheets as of September 30, 2023 and December 31, 2022, respectively.

Note 5 - Commitments and Contingencies

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

APRINOIA advanced the first amount equal to $165,000 on March 31, 2023. APRINOIA will advance up to five additional equal amounts equal to $165,000 for each month (commencing on April 16, 2023, and no later than on the 16th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until September 16, 2023 or such earlier date as determined by the board of directors of the Company. As of September 30, 2023 there is $1,065,000 recorded under the Advance Agreement on the condensed consolidated balance sheet. On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account. On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account. On June 15, 2023, APRINOIA made a fourth deposit of $165,000 to the Trust Account. On July 12, 2023, APRINOIA made a fifth deposit of $165,000 to the Trust Account. On August 16, 2023, APRINOIA made a sixth deposit of $165,000 to the Trust Account.

Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the Termination Agreement. Further, under the Termination Agreement, each of RAC, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released RAC, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages relating to the Business Combination Agreement and the other Transaction Documents, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023. As of September 30, 2023, pursuant to the Termination, the balance under the Advance Agreement was extinguished.

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

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million. As of September 30, 2023 and December 31, 2022, there were 5,041,098 and 34,500,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$350,232,362
Less:
Redemptions	(287,733,456)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	(1,812,770)
Gain of Waiver of Deferred Underwriting Fees	5,579,875
Class A ordinary shares subject to possible redemption as of March 31, 2023 (restated) (unaudited)	66,266,011
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,312,516
Class A ordinary shares subject to possible redemption as of June 30, 2023 (unaudited)	67,578,527
Less:
Redemptions	(14,419,056)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,068,148
Class A ordinary shares subject to possible redemption as of September 30, 2023 (unaudited)	$54,227,619

Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 5,041,098 and  34,500,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (see Note 6).

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Warrants

As of September 30, 2023 and December 31, 2022, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

Note 9 - Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$1,265,000	$—
Derivative warrant liabilities – Private placement warrants	$—	$652,670	$—

	December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account – U.S Treasury securities	$350,332,362	$—	$—

Liabilities:
Derivative warrant liabilities – Public warrants	$575,000	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$296,670	$—

ROSS ACQUISITION CORP II
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement, due to lack of activity, during the nine months ended September 30, 2023 was $1,265,000.

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

For the three months ended September 30, 2023 and 2022, the Company recognized a gain in the unaudited condensed consolidated statements of operations resulting from a decrease in fair value of the derivative warrant liabilities of approximately $1 million and $1.4 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized a gain in the unaudited condensed consolidated statements of operations resulting from an increase and decrease in fair value of the derivative warrant liabilities of approximately $1 million and $14.5 million, respectively, presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed consolidated statements of operations.

There were no derivative assets and liabilities, measured with Level 3 inputs, for the three and nine months ended September 30, 2023 and 2022.

Note 10 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a Maximum Extension Payment of $450,000. If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company. If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note. As of September 30, 2023 and December 31, 2022, the Company had borrowings of $75,000 and $0, respectively for extension payments (now documented by the Extension Note).

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) March 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. If the Company completes an Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into warrants). Otherwise, the Convertible Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

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

On September 15, 2023, we held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Extraordinary General Meeting”) to approve (i) a proposal to amend our Amended Memorandum and Articles of Association to extend the date by which we have to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and March 16, 2024, the “Second Extended Date”), (ii) a proposal to amend our Amended Memorandum and Articles of Association to delete the limitations that we shall not consummate a business combination or redeem shares if such actions would cause our net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to elect Larry Kudlow as Class I director of our board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Proposals”) and (iv) a proposal to allow the adjournment of the Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Proposals (the “Second Adjournment Proposal”), each as more fully described in the proxy statement filed by us with the Securities and Exchange Commission on August 31, 2023. The Second Extension Amendment Proposal, the Director Election Proposal and the Redemption Limitation Amendment Proposal were each approved. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 of our Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. Following the aforementioned redemptions, we have 13,666,098 ordinary shares outstanding, which includes 5,041,098 Class A Ordinary Shares and 8,625,000 Founder Shares. On September 18, 2023, the Sponsor deposited $75,000 into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal.

On August 21, 2023, the Business Combination Agreement was terminated. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

On October 19, 2023, the Sponsor deposited $75,000 into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a Maximum Extension Payment of $450,000. If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company. If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note. As of September 30, 2023 and December 31, 2022, the Company had borrowings of $75,000 and $0, respectively for extension payments (now documented by the Extension Note).

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) March 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. As of September 30, 2023, the Company had borrowed $0 from the Sponsor under the Convertible Note. If the Company completes an Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into warrants). Otherwise, the Convertible Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

If the Company is required to seek additional capital, the Company would need to borrow additional funds from the Sponsor, the Company’s management team or other third parties to operate or may be forced to liquidate. Except with respect to the Extension Note and the Convertible Note, none of the Sponsor, members of the management team nor any of their affiliates is under any obligation to advance funds to the Company in such circumstances.

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

Liquidity and Going Concern

As of September 30, 2023, we had approximately $10,000 in its operating bank account and working capital deficit of approximately $7.6 million.

Our liquidity needs through September 30, 2023 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4).

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

Results of Operations

Our entire activity from inception to September 30, 2023 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. We will not be generating any operating revenues until the closing and completion of our Initial Business Combination, at the earliest.

For the three months ended September 30, 2023, we had net income of approximately $2.1 million, which consisted of approximately a $1 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, $1 million gain from extinguishment of notes payable and approximately $663,000 of income from investments held in Trust Account, partially offset by approximately $635,000 in general and administrative expenses.

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

For the nine months ended September 30, 2023, we had net income of approximately $3.5 million, which consisted of approximately $5 million of income from investments held in trust account, $1.0 million gain from extinguishment of notes payable, and approximately $458,000 of gain on waived underwriter commissions. partially offset by approximately $2.0 million in general and administrative expenses and approximately a $1.0 million non-operating loss resulting from the change in fair value of derivative warrant liabilities.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the New York Stock Exchange, we agreed to pay our Sponsor a total of $10,000 per month for office space, secretarial and administrative services. Upon completion of the Initial Business Combination or the Company’s liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2023, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. For the three and nine months ended September 30, 2022, the Company incurred expenses of $30,000 and $90,000 under this agreement, respectively. As of September 30, 2023 and December 31, 2022, the Company had accrued approximately $270,000 and $180,000 for services in connection with such agreement on the accompanying balance sheets, respectively.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. The fair value of the Public Warrants as of September 30, 2023 and December 31, 2022 is based on observable listed prices for such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2023 and 2022. The initial accretion associated with the redeemable Class A ordinary shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

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

Off-Balance Sheet Arrangements

As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2023 due to material weaknesses in our internal control over financial reporting, as defined in the SEC guidelines for public companies. The material weakness identified related to ineffective review controls over the financial statement preparation process including the review of new agreements, which led to the restatement of the prior quarter statements.

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

Changes in Internal Control over Financial Reporting

Other than as disclosed above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the course of preparing the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, we identified a waiver of deferred underwriter commissions which was executed during the three months ended March 31, 2023 and not accounted for. In January 2023, we received a waiver from one of the underwriters in which it indicated that it waived its entitlement to the payment of any deferred discount to be paid under the terms of the underwriting agreement. The Company determined this error was material to the Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as further discussed in the Form 10Q for the period ended June 30, 2023, under Note 2 to the Financial Statements – Restatement to Prior Period Financial Statements. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting treatment of certain fees waived by the underwriters of the Company’s Initial Public Offering.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of September 30, 2023.

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

Our Sponsor owns, on an as-converted basis, 63.1% of our issued and outstanding ordinary shares, including 8,625,000 Founder Shares, which is 100% of the Class B ordinary shares. Accordingly, our Sponsor controls the appointment and removal of directors, as only as only holders of our Class B ordinary shares have the right to vote on the election of directors and to remove directors prior to an Initial Business Combination. Our Sponsor will also exert a substantial, and in some cases, controlling, influence on other actions requiring a shareholder vote, potentially in a manner that shareholders do not support, including amendments to our Amended Memorandum and Articles of Association. Our Sponsor and each member of our management team have agreed pursuant to the letter agreement to vote their Founder Shares and Public Shares in favor of our Initial Business Combination. Following the redemptions of Public Shares in connection with implementation of the First Extension and the Second Extension, only 5,041,098 Public Shares remain outstanding. As a result, as of the Record Date, in addition to the shares held by the Sponsor, the Company would not need any of the remaining Public Shares to be voted in favor of an Initial Business Combination if such proposal required only an ordinary proposal under Cayman Islands law, being the affirmative vote of at least a majority of our ordinary shares who attend and vote at a shareholder meeting of the Company.

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

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) March 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. If the Company completes an Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into warrants). Otherwise, the Convertible Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note. As of September 30, 2023 and December 31, 2022, the Company had borrowings of $1,065,000 and $0, respectively under the Working Capital Loans (now documented by the Convertible Note).

The issuance of the Convertible Note was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act, as amended.

The foregoing description of the Convertible Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Convertible Note, a copy of which is filed with this Current Report on Form 8-K as Exhibit 10.3 and is incorporated herein by reference.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a Maximum Extension Payment of $450,000. If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company. If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company. Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note.

The Sponsor deposited the first and second monthly amounts on September 18, 2023 and October 19, 2023 respectively. The Sponsor may, but will not be obligated to, deposit up to four additional equal amounts equal to $75,000 for each month, or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024. As of September 30, 2023 and December 31, 2022, the Company had borrowings of $75,000 and $0, respectively for extension payments (now documented by the Extension Note).

The foregoing description of the Extension Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Extension Note, a copy of which is filed with this Current Report on Form 8-K as Exhibit 10.3 and is incorporated herein by reference.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) March 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. If the Company completes an Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into warrants). Otherwise, the Convertible Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note. As of September 30, 2023 and December 31, 2022, the Company had borrowings of $1,065,000 and $0, respectively under the Working Capital Loans (now documented by the Convertible Note).

The foregoing description of the Convertible Note does not purport to be complete and is qualified in its entirety by reference to the full text of the Convertible Note, a copy of which is filed with this Current Report on Form 8-K as Exhibit 10.3 and is incorporated herein by reference.

Item 6.	Exhibits.

Exhibit Number	Description
3.1
Amended and Restated Memorandum and Articles of Association, as amended March 13, 2023 and September 15, 2023 (previously filed as an exhibit to our Quarterly Report on Form 10-Q filed on October 10, 2023.

10.1	Termination Agreement dated August 21, 2023 (previously filed as an exhibit to our Current Report on Form 8-K filed on August 21, 2023 and incorporated by reference herein).
10.2	Promissory Note dated November 14, 2023.
10.3	Convertible Promissory Note dated November 14, 2023.
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

Dated: November 20, 2023	ROSS ACQUISITION CORP II

	By:	/s/ Wilbur L. Ross, Jr.
	Name:	Wilbur L. Ross, Jr.
	Title:	Chief Executive Officer

Dated: November 20, 2023	By:	/s/ Stephen J. Toy
	Name:	Stephen J. Toy
	Title:	Chief Financial Officer