Form 10-K
period 2024-12-31
BPGC Acquisition Corp.
filed 2025-11-28
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________to __________________________

Commission File Number 001-40201

BPGC Acquisition Corp.
(Exact name of Registrant as specified in its Charter)

Cayman Islands	98-1578557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Avenue of the Americas
5th Floor
New York, New York 10036
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (561) 655-2615

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant
Class A ordinary shares, par value $0.0001 per share
Redeemable warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☐ NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at June 30, 2025, was estimated to be $1,840,606.50, based on the amount held in trust for the benefit of the holders of the Registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the Registrant.

As of November 28, 2025, there were 4,455,614 Class A ordinary shares, $0.0001 par value, and 4,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

BPGC Acquisition Corp. (formerly known as Ross Acquisition Corp II, the “Company”) is filing this comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2023 and 2024 and the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025 (the “Comprehensive Form 10-K” or “Annual Report”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (“SEC”) since the filing of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 20, 2023. Included in this Comprehensive Form 10-K are our audited financial statements for the fiscal years ended December 31, 2023 and 2024, which have not been previously filed with the SEC. In addition, this Comprehensive From 10-K also includes select, unaudited quarterly financial information for 2024 and 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “may,” “plan,” “should,” “would,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our Initial Business Combination (as defined below) with Innovative Rocket Technologies, Inc. (“iRocket” and such Initial Business Combination, the “Proposed Business Combination”), or any other Initial Business Combination;

●	our ability to obtain approval to list our securities on New York Stock Exchange (the “NYSE”), Nasdaq Stock Market LLC (“Nasdaq”) or another national securities exchange in connection with the closing of the Proposed Business Combination or any Initial Business Combination;

●	our ability to select an appropriate target business or businesses if we do not complete the Proposed Business Combination;

●	our expectations around the performance of iRocket or any other prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following the Proposed Business Combination or another Initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination (including the Proposed Business Combination);

●	our officers and directors engaging in conflict of interest transactions with our Company;

●	our potential ability to obtain additional financing to complete the Proposed Business Combination or another Initial Business Combination;

●	our ability to consummate the Proposed Business Combination or another Initial Business Combination due to the uncertainty resulting from geopolitical tensions and changes in applicable law or regulation;

●	our pool of prospective target businesses if we do not complete the Proposed Business Combination with iRocket;

●	the ability of our officers and directors to generate a number of potential business combination opportunities if we do not complete the Proposed Business Combination with iRocket;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our ability to continue as a going concern;

●	our ability to remediate the material weakness in our internal controls over financial reporting;

●	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors” And those factors described under the heading “Risk Factors” in the registration statement on Form S-4 to be filed by iRocket Technologies, Inc. (“Holdco”) and iRocket in connection with the Proposed Business Combination. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Risk Factor Summary

●	The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market The Company and its shareholders will face significant, material adverse consequences as a result of the Company’s continued delisting.

●	The Company is not in compliance with SEC reporting requirements under the Exchange Act. Our failure to prepare and timely file periodic reports with the SEC limits our access to the public markets to raise debt or equity capital and exposes us to potential liability. If we are unable to regain and maintain compliance with SEC reporting requirements, there will be a material adverse effect on us and our investors.

●	We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

●	Holdco, or another post-Initial Business Combination company may be unable to list its or their respective securities on NYSE, Nasdaq or another national securities exchange either in connection with or following the closing of the Proposed Business Combination or another Initial Business Combination.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our Public Shareholders’ only opportunity to affect the investment decision regarding the Proposed Business Combination or another potential Initial Business Combination will be limited to the exercise of their right to redeem their Public Shares from us for cash.

●	If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote. As our Sponsor owns 98.2% of our ordinary shares, we will obtain shareholder approval of the Proposed Business Combination, or any other Initial Business Combination, regardless of how Public Shareholders vote.

●	The ability of our remaining Public Shareholders to redeem their shares for cash, and the completed redemptions of Public Shares in connection with the Extensions may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target if we do not complete the Proposed Business Combination.

●	If we do not complete the Proposed Business Combination, our search for another Initial Business Combination, and any target business (including iRocket) with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the status of debt and equity markets.

●	We may not be able to complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026, in which case, unless we obtain another extension of the deadline by which we must complete an Initial Business Combination, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	There are no assurances that the Fourth Extension will enable us to complete an Initial Business Combination.

●	If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Public Shares or Public Warrants.

●	A shareholder will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until at least March 16, 2026, we may be unable to complete the Proposed Business Combination or another Initial Business Combination, and we have depending in the past, and will in the future continue to depend, on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete the Proposed Business Combination or another Initial Business Combination.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Proposed Business Combination or another Initial Business Combination.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed Continental Stock Transfer & Trust Company, the trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of an Initial Business Combination (including the Proposed Business Combination) or our liquidation. Following the liquidation of investments in the Trust Account, we receive reduced interest, if any, on the funds held in the Trust Account, which reduces the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

●	We are not required to obtain an opinion from an independent accounting or investment banking firm in connection with an Initial Business Combination, and consequently, investors may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

●	Resources have been and could continue to be expended in researching and pursuing potential Initial Business Combinations (including the Proposed Business Combination) that are not completed, such as the Terminated Business Combination, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

●	Our Sponsor owns 98.2% of our ordinary shares and thus will control any actions requiring a shareholder vote, potentially in a manner that Public Shareholders may not support. Similarly, following the consummation of the Proposed Business Combination or another Initial Business Combination, one or more shareholders of the target, including the chief executive officer of iRocket in the case of the Proposed Business Combination, may have a substantial interest in the combined company, including Holdco, and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.

●	If we pursue a target company with operations or opportunities outside of the United States for our Initial Business Combination, as with the Proposed Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing the Proposed Business Combination or such other Initial Business Combination, and if we effect the Proposed Business Combination or such other Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

●	We may not be able to complete the Proposed Business Combination or another Initial Business Combination if the proposed transaction is subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	If we do not complete the Proposed Business Combination, we may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

●	We are a special purpose acquisition company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

●	A 1% U.S. federal excise tax could be imposed on us in connection with certain future redemptions by us of our Public Shares.

●	Since our Sponsor, executive officers and directors will lose their entire investment in us if the Proposed Business Combination or another Initial Business Combination is not completed (other than with respect to Public Shares they may hold), a conflict of interest may exist or arise in determining whether iRocket or another particular business combination target is appropriate for our Initial Business Combination.

PART I

References in this Annual Report to the “Company,” “BPGC Acquisition Corp.,” “we,” “us,” or “our” are to BPGC Acquisition Corp., a Cayman Islands exempted company formerly known as Ross Acquisition Corp II. References to “management” or our “management team” are to our officers and directors.

Item 1. Business.

Overview

BPGC Acquisition Corp. (f/k/a Ross Acquisition Corp. II) is a blank check company incorporated as a Cayman Islands exempted company on January 19, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company has not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering to its search for an Initial Business Combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Ross Holding Company LLC, a Cayman Islands limited liability company that is affiliated with certain of the Company’s current and former officers and directors (our “Sponsor”). On January 22, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). In connection with the Initial Public Offering, our Sponsor granted to each of our initial independent directors a four-year option that is immediately exercisable to purchase 15,000 Founder Shares at a price of $10.00 per share.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a Trust Account (the “Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been and will be invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, or held as cash, as determined by us, until the earlier of: (i) the completion of an Initial Business Combination and (ii) redemptions of Public Shares in the circumstances described below.

Proposed Business Combination with iRocket

On July 22, 2025, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Holdco, iRocket Merger Sub, LLC (“Holdco Merger Sub”), BPGC Merger Sub, Inc. (“Acquiror Merger Sub”), and iRocket.

Subject to its terms and conditions, the Merger Agreement provides that (i) on the day prior to the date of the Merger 2 (as defined below), we will merge with and into Holdco Merger Sub (the “Merger 1”), with Holdco Merger Sub being the surviving entity and a wholly owned subsidiary of Holdco, and (ii) on the day after Merger 1, Acquiror Merger Sub will merge with and into iRocket (the “Merger 2”, and together with Merger 1, the “Mergers”), with iRocket being the surviving entity. As a result of the Mergers, iRocket will become an indirect wholly-owned subsidiary of Holdco.

iRocket is transforming rapid and responsive access to space with development of its Shockwave launch vehicle, which is uniquely designed for recovery and reuse of all of its stages. Just as airplanes fly multiple flights, iRocket plans to Recondition, Reload, and Relaunch™ its rockets in under 24 hours, reducing costs, and increasing the pace of launches.

Proposed Business Combination Consideration

Subject to, and in accordance with the terms and conditions of the Merger Agreement and the Sponsor Support Agreement (as defined below), immediately prior to Merger 1, each remaining issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company (the “Class B Ordinary Shares”) will convert, on a one-for-one basis, into Class A Ordinary Shares following which all Class B Ordinary Shares shall cease to be outstanding and shall automatically be cancelled and retired and shall cease to exist (the “Class B Share Conversion”).

Subject to, and in accordance with the terms and conditions of the Merger Agreement, at the effective time of Merger 1: (i) each Unit will automatically be separated into its components, with any fractional Public Warrants to be issued in connection with such separation rounded down to the nearest whole warrant, (ii) each Class A Ordinary Share (including the Class A Ordinary Shares issued upon the Class B Share Conversion) issued and outstanding shall be canceled and converted into shares of Class A common stock, par value $0.0001 per share, of Holdco (the “Holdco Class A Common Stock”) automatically on a one-for-one basis, following which all Class A Ordinary Shares shall cease to be outstanding and shall automatically be canceled and retired and shall cease to exist, and (iii) each then issued and outstanding Private Placement Warrant and each Public Warrant will convert automatically, on a one-for-one basis, into a warrant to acquire Holdco Common Stock, in the same form and on the same terms and conditions as the converted Warrant (and pursuant to the Sponsor Support Agreement, the terms of the Private Placement Warrants shall be amended to be equivalent to the Public Warrants). Each share of Holdco that is issued and outstanding immediately prior to Merger 1 shall be automatically cancelled and extinguished, and no consideration shall be paid with respect thereto.

Subject to, and in accordance with the terms and conditions of the Merger Agreement, at the effective time of Merger 2 (the “Second Effective Time”), (i) each issued and outstanding share of common stock of Acquiror Merger Sub shall be converted into one validly issued, fully paid and nonassessable share of common stock of iRocket (the “iRocket Common Stock”), (ii) (a) each existing issued and outstanding share of iRocket Common Stock shall be cancelled and converted into a number of shares of duly authorized, validly issued, fully paid and nonassessable Holdco Class A Common Stock equal to the Exchange Ratio (as defined below) and a portion of the 4,000,000 shares of Holdco Class A Common Stock to be issued to the iRocket’s stockholders and optionholders in the Merger 2, subject to the terms and restrictions set forth in the Merger Agreement (such 4,000,000 shares, the “Earn Out Consideration”), (b) each option to acquire shares of iRocket Common Stock, whether vested or unvested, shall be cancelled and converted into (A) an option acquire shares of Holdco Class A Common Stock equal to the product (rounded down to the nearest whole number) of (1) the number of shares of iRocket Common Stock subject to such option immediately prior to the Second Effective Time and (2) the Exchange Ratio, at an exercise price per share (rounded up to the nearest whole cent) equal to (x) the exercise price per share of iRocket Common Stock of such option immediately prior to the Second Effective Time divided by (y) the Exchange Ratio and (B) the right to receive a portion of the Earn Out Consideration, and (c) Asad Malik (the “Founder”) shall receive one share of Class B common stock, par value $0.0001 per share, of Holdco (the “Holdco Class B Common Stock” and together with the Holdco Class A Common Stock, the “Holdco Common Stock”) which shall (1) have a number of votes per share equal to the number of shares of Holdco Class A Common Stock held by him multiplied by nine for so long as he owns a percentage of Holdco Common Stock to be specified in the amended and restated certificate of incorporation of Holdco (the “Holdco Charter”), (2) except for certain permitted transfers to be specified in the Holdco Charter, not be transferrable, and (3) shall have such other powers, rights, preferences, privileges, obligations and other terms as set forth in the Holdco Charter (the consideration payable in Merger 2 described in clauses (ii)(a)-(c), collectively, the “Merger Consideration”); provided that no fractional iRocket Common Stock or Holdco Common Stock shall be issued in connection therewith (with any such fractional amount being rounded down and paid in cash in lieu thereof pursuant to the Merger Agreement).

The “Exchange Ratio” is a number (rounded to four decimal places) determined by dividing (a) the number of shares of Holdco Class A Common Stock equal to the quotient obtained by dividing $400,000,000 (the “Equity Value”) by $10.00 (the “Holdco Share Value”) by (b) the total number of existing shares of iRocket Common Stock (including the iRocket Common Stock which would be issued upon a cashless exercise of the options to purchase iRocket Common Stock (the “iRocket Options”)) outstanding immediately prior to Merger 2 expressed on a fully-diluted and as-exercised and as-converted basis (the “Aggregate Fully Diluted iRocket Common Shares”).

For additional information, see the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025.

Terminated Business Combination with APRINOIA Therapeutics Inc.

On January 17, 2023, the Company entered into a Business Combination Agreement (the “Terminated Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“APRINOIA”), and the other parties thereto. Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Terminated Business Combination Agreement, the Company, APRINOIA, and the other parties thereto mutually agreed to terminate the Terminated Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Terminated Business Combination Agreement) pursuant to the terms of a termination agreement entered into by and between each of the parties to the Terminated Business Combination Agreement (the “Termination Agreement”). Further, under the Termination Agreement, each of the Company and its subsidiaries at such time released APRINOIA, APRINOIA PubCo and its subsidiary, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, APRINOIA PubCo and its subsidiary released the Company and its subsidiaries, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages, except for certain provisions that survive the termination pursuant to the terms of the Terminated Business Combination Agreement, or for breaches of the Termination Agreement. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

The terms of the Terminated Business Combination and the other transactions contemplated thereby are summarized in the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023.

Extensions and Redemptions

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extension Meeting”) to approve, among other things, a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend the date by which the Company has to consummate an Initial Business Combination by up to six months from March 16, 2023 to September 16, 2023 in one month increments subject to deposit of $165,000 into the Trust Account for each month by which such date was extended (such proposals, the “First Amendment Proposal”, such extension, the “First Extension” and such date, the “First Extension Date”) or such later date by which the Company must complete an Initial Business Combination pursuant to a subsequent amendment to the Company’s Charter. The First Extension Amendment Proposal was approved. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million. The balance under the advance agreement was extinguished pursuant to the Termination Agreement. Between March 31, 2023 and August 16, 2023, APRINOIA made monthly deposits of $165,000 ($990,000 in the aggregate) to the Trust Account pursuant an advance agreement. Under the First Extension, the date by which the Company must complete an Initial Business Combination was extended from March 16, 2023 to September 16, 2023.

On September 15, 2023, the Company held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Second Extension Meeting”) to approve, among other things, (i) a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination by up to six months from September 16, 2023 to March 16, 2024 in one month increments subject to deposit of $75,000 into the Trust Account for each month by which such date was extended (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and such date, the “Second Extension Date”), (ii) a proposal to amend the Company’s Charter to delete the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”) and (iii) a proposal to elect Larry Kudlow as Class I director of the Company’s board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Second Meeting Proposals”). The Second Meeting Proposals were each approved. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. Between September 18, 2023 and February 21, 2024, the Sponsor made monthly deposits of $75,000 ($450,000 in the aggregate) to the Trust Account, which deposits by the Sponsor into the Trust Account were documented by a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor. Under the Second Extension, the date by which the Company must complete an Initial Business Combination was extended from September 16, 2023 to March 16, 2024.

On March 6, 2024, the Company held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to, among other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 in one month increments subject to deposit of an amount equal to the lesser of (i) $0.03 per Public Share that was not submitted for redemption and (ii) an aggregate of $90,000 (such proposal, the “Third Extension Amendment Proposal”, such extension, the “Third Extension” and, together with the First Extension and the Second Extension, the “Extensions” and September 16, 2024, the “Third Extension Date”). The Third Extension Amendment Proposal was approved. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. Between March 16, 2024 and September 26, 2024, certain members of the Sponsor (collectively, the “Contributors”) made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Under the Third Extension, the date by which the Company must complete an Initial Business Combination was extended from March 16, 2024 to September 16, 2024.

On March 15, 2024, the Sponsor exercised its right to convert an aggregate of 4,300,000 of its Founder Shares into an equal number of Class A Ordinary Shares (the “2024 Conversion” and such Class A Ordinary Shares, the “Class A Conversion Shares”). Pursuant to the 2024 Conversion, the Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve an Initial Business Combination and its right to receive any distribution from the Trust Account with respect to such Class A Conversion Shares (for the avoidance of doubt, such Class A Conversion Shares will not be Public Shares).

On September 13, 2024, Wilbur L. Ross Jr. (“Ross”), Tobias W. Welo (“Welo”), Nadim Z. Qureshi (“Qureshi”) and Stephen J. Toy (“Toy” and together with Qureshi the “Continuing Managers”) entered into a member agreement (the “Member Agreement”). Ross irrevocably resigned as a manager of the Sponsor and the Continuing Managers agreed to serve as managers pursuant to the A&R Limited Liability Company Agreement of the Sponsor, (the “A&R LLC Agreement”). Ross agreed to be responsible for seventy-two percent (72%), Qureshi agreed to be responsible for fourteen percent (14%) and Toy agreed to be responsible for fourteen percent (14%) of the total fees owed to certain vendors prior to the Effective Date; provided that, in no event would Ross be obligated to pay an amount in excess of the lesser of (i) 25% of the aggregate original undiscounted amount of such invoices and (ii) $1,550,000 (the “Ross Cap”). Also pursuant to the Member Agreement, the amounts owed pursuant to the Extension Note and the loans in connection with the Third Extension were forgiven. As a result of the Member Agreement, the Company recognized a capital contribution of $1,637,837 expenses paid by Ross, Qureshi and Toy on behalf of the Company.

On September 16, 2024, the Company held an extraordinary general meeting of shareholders (the “Fourth Extension Meeting”) to, amongst other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 (such proposal, the “Fourth Extension Amendment Proposal”, such extension, the “Fourth Extension” and, together with the First Extension, the Second Extension and the Third Extension, the “Extensions” and March 16, 2026, the “Fourth Extension Date”). The Fourth Extension Amendment Proposal was approved. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 2,512,919 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million.

Following the aforementioned redemptions, Extensions and the 2024 Conversion, as of November 28, 2025, our outstanding share capital consists of 4,455,614 Class A Ordinary Shares, of which 155,614 are Public Shares, and 4,325,000 Class B Ordinary Shares.

Delisting from the NYSE

On March 18, 2024, the Company received notice from the NYSE informing it that the NYSE would suspend the listing of the Company’s securities, including the Class A Ordinary Shares, Warrants and Units, from the NYSE and commence delisting proceedings with respect to such securities. The NYSE determined to take these actions because Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual do not permit a special purpose acquisition company (“SPAC”), such as the Company, to remain listed for more than three years after the company’s initial public offering without completing an initial business combination. The Company had not completed its Initial Business Combination before March 16, 2024, which is the three-year anniversary of the Initial Public Offering. On April 3, 2024, the NYSE notified the SEC that the Company’s securities would be delisted from the exchange effective April 15, 2024.

Business Strategy

Our business strategy is to identify, acquire, and after our Initial Business Combination, build a company in an industry that complements the experience and expertise of our management team and will benefit from our operational and investment expertise. Our acquisition selection process for iRocket leveraged, and if we do not complete the Proposed Business Combination will leverage, our team’s network of industry, private equity sponsor and lending community relationships as well as relationships with management teams of public and private companies, founders and entrepreneurs, investment bankers, attorneys and accountants that we believe should provide us with a number of business combination opportunities. This broad network of relationships has been developed and cultivated over decades of success as demonstrated by our management teams’:

●	track record of creating and growing successful companies;

●	decades in the private equity, M&A/restructuring advisory and corporate development;

●	experience in identifying, structuring, acquiring, operating, developing, growing, financing and selling businesses;

●	ability to strengthen and advise management teams as they transition from private to public markets; and

●	experience in executing transactions under varying economic and financial market conditions.

In addition to our management team’s robust network, we anticipate that target business candidates will be brought to our attention from various unaffiliated contacts, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. If we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, members of our management team will communicate with their networks of relationships to articulate the parameters for our search for a target company and a potential Initial Business Combination and resume the process of pursuing and reviewing promising leads.

Investment Criteria

Consistent with this strategy, we have identified the following investment goals and criteria that we believe are important in evaluating prospective target businesses. In connection with the Proposed Business Combination, we utilized, and if do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, we will utilize our experience and general criteria outlined below when evaluating acquisition opportunities, but we may decide to enter into our Initial Business Combination with a target business that does not meet these goals and criteria. We intend to:

●	Leverage our network to identify investment opportunities that coincide with our past experience and success. Our management team has extensive experience creating platform investments and often consolidating meaningful portions of large industries which include sectors such as industrials, energy, chemicals and payment processing. Our current management team has previously applied this investment strategy, creating horizontally and vertically integrated platforms across these industries. We intend to capitalize on their history of analyzing global macro-economic trends and industry-wide investment themes in the context of potentially creating investment platforms for growth.

●	Identify opportunities where we can cultivate and accelerate technological advancement. We believe that the ongoing industrial revolution and ever prevalent disruption of technology in the aforementioned industries will continue to provide attractive investment opportunities. We believe the COVID-19 pandemic further accelerated the necessity and adoption of numerous technological advancements which include big data, business analytics, and the digitalization of manufacturing across multiple industries. Our target companies will be on the forefront of the fourth industrial revolution and use new technologies, coupled with a social and environmental mindset, to reshape their traditional industry or be companies which are the change agents themselves.

●	Execute due diligence to drive desirable return on capital. Our management team typically conducts substantial due diligence with respect to potential acquisition targets. Our due diligence process typically involves an in-depth analysis of the target’s industry, including competitive positioning and barriers to entry; a strategic, operational and technical review; an analysis of downside protection and alternative channels through which we can realize value. We will identify targets which offer an attractive risk-adjusted return for the shareholders and potential upside from growth in the business.

●	Implement our restructuring and performance improvement experience to drive institutional growth and efficiencies. Our management team has an extensive track record and experience in guiding acquired companies to take advantage of the acceleration of technological displacement. Our experience will be beneficial to identifying investment situations and driving strategic changes in our target businesses by providing additional capital investment, effective sponsorship, and board of directors’ supervision. We will leverage our proprietary knowledge, experience and our extensive sourcing, structuring, and acquiring experience to secure the most appropriate target. By capitalizing on these positive forces, the businesses will generate future growth through new sources of revenue and increased efficiency.

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

Each of our directors and officers own, directly or indirectly, Founder Shares and/or Private Placement Warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business, including iRocket, is an appropriate business with which to effectuate our Initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination. See “Item 1A. Risk Factors—Since our Sponsor, executive officers and directors will lose their entire investment in us if an Initial Business Combination is not completed (other than with respect to Public Shares they may hold), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination” and other risk factors herein.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity or entities pursuant to which such officer or director is required to present a business combination opportunity to such entity or entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Initial Business Combination, particularly as we have agreed to customary exclusivity arrangements in the Merger Agreement with respect to the Proposed Business Combination. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our officers or directors have had prior experience in blank check companies or special purpose acquisition corporations including WL Ross Holding Corp. Our Sponsor, officers and directors may also sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our Initial Business Combination, particularly as we have agreed to customary exclusivity arrangements in the Merger Agreement with respect to the Proposed Business Combination. In addition, our Sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Initial Business Combination

Our securities have been delisted from the NYSE. We do not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, our securities are not quoted on an over-the-counter market. We and our shareholders will face significant material adverse consequences as a result of our securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in our securities is severely limited, because our securities are not quoted on an over-the-counter market. See “Item 1A. Risk Factors—The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting. Although our securities are not currently listed on NYSE or Nasdaq, our were not so listed at the time we entered into the Merger Agreement, and if we do not complete the Proposed Business Combination and instead seek to enter into another Initial Business Combination, are not expected to be so listed at the relevant time, if, at the time of we enter into a definitive agreement for such other Initial Business Combination, our securities are listed on NYSE or Nasdaq, such other Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with such other Initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses if needed, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion. No such opinion was required or obtained in connection with the Proposed Business Combination.

We have structured the Proposed Business Combination so that the post-business combination company in which our Public Shareholders will own shares will indirectly own or acquire 100% of the equity interests or assets of iRocket. If we do not complete the Proposed Business Combination and search for an alternate Initial Business Combination, we anticipate structuring our Initial Business Combination so that the post-business combination company in which holders of our Public Shares (our “Public Shareholders”) own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure any Initial Business Combination other than the Proposed Business Combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Initial Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target company for it not to be required to register as an investment company under the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Initial Business Combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Initial Business Combination could own less than a majority of our outstanding shares subsequent to our Initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our Sponsor. Our Sponsor consented to the Proposed Business Combination As noted above, our securities are not currently listed on NYSE, Nasdaq or another national securities exchange and are not expected to be so listed at the time of our Initial Business Combination. If our securities are not then listed on the NYSE, Nasdaq or another national securities exchange with a similar test for whatever reason, we would not be required to meet the foregoing 80% of net assets test. For additional information on the Proposed Business Combination, you are urged to read our Current Report on Form 8-K filed with the SEC on July 23, 2025 and the registration statement on Form S-4 to be filed by Holdco in connection with the Proposed Business Combination when it becomes available, the amendments thereto, as well as other documents filed with the SEC in connection with the Proposed Business Combination.

Effecting Our Initial Business Combination

As described above, we have entered into the Merger Agreement and intend to complete the Proposed Business Combination with iRocket. Unless otherwise stated, this Comprehensive Form 10-K does not assume the closing of the Proposed Business Combination. References to the term “Initial Business Combination” in this section include the Proposed Business Combination where context requires.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate the Proposed Business Combination, and any other Initial Business Combination, using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of shares in connection with our Initial Business Combination, shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources.

We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. Although our management endeavored to evaluate the risks inherent in iRocket’s business, and will endeavor to evaluate the risks inherent in any other particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

If our Initial Business Combination is paid for using equity, as will be the case for the Proposed Business Combination, or debt, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or used for redemptions of our Public Shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital. As a result of the previous redemptions of Public Shares in connection with the Extensions, our Trust Account has limited remaining funds and therefore will not be a material source of financing for any Initial Business Combination.

We may need to obtain additional financing to complete our Initial Business Combination, either because the transaction requires more cash than is available from the proceeds held in our Trust Account, or because we become obligated to redeem a significant number of our Public Shares upon completion of the Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Initial Business Combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our Initial Business Combination. We are seeking to obtain additional financing in connection with the Proposed Business Combination.

Sources of Target Businesses

As described above, we intend to complete the Proposed Business Combination with iRocket. However, if we do not complete the Proposed Business Combination and instead seek another Initial Business Combination, target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read our filings with the SEC and know what types of businesses we are targeting. If we do not complete the Proposed Business Combination and instead seek another Initial Business Combination, our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, if we do not complete the Proposed Business Combination and instead seek another Initial Business Combination, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction. No finder was engaged, and no finder fee will be paid, in connection with the Proposed Business Combination. In no event will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of any other Initial Business Combination (regardless of the type of transaction that it is).

Commencing March 16, 2021, we have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an Initial Business Combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our Initial Business Combination. Except that we have the right to designate one director to the initial post-closing board of directors of Holdco, no such arrangements were entered in connection with the Proposed Business Combination. The presence or absence of any such fees or arrangements was not used as a criterion in our selection process for iRocket, and will not be used as a criterion in our selection process of any other acquisition candidate.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such Initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. The Proposed Business Combination is not a transaction with a company that is affiliated with our Sponsor, or any of our officers or directors.

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

Evaluation of a Target Business and Structuring of an Initial Business Combination

In evaluating iRocket, we conducted a due diligence review of iRocket, which included: (i) extensive meetings with iRocket’s management teams and representatives regarding iRocket’s operations, major customers, financial prospects and other customary due diligence matters; (ii) legal and commercial review of iRocket’s material business contracts, books and records, government regulations and filings, intellectual property and information technology; (iii) financial due diligence and analysis of iRocket; and (iv) research on the industry in which iRocket operates. In evaluating any other prospective target business, we expect to conduct a due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction. We have expended considerable time, and incurred considerable costs, to select and evaluate iRocket and to structure and pursue completion of the Proposed Business Combination, and other prospective Initial Business Combinations. The time required to select and evaluate any other target business and to structure and complete any other Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Initial Business Combination, such as the transaction contemplated by the Terminated Business Combination Agreement, is not ultimately completed results in our incurring losses and reduces the funds we can use to complete another Initial Business Combination. The Company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our Initial Business Combination.

Lack of Business Diversification

For an indefinite period of time after the completion of the Proposed Business Combination or any other Initial Business Combination, the prospects for our success will likely depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing the Proposed Business Combination or any other Initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after the Proposed Business Combination or another Initial Business Combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we scrutinized the management of iRocket when evaluating the desirability of the Proposed Business Combination, and would scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of iRocket’s management, or such other target business’s management, may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Initial Business Combination. While it is possible that one or more of our officers or directors will remain associated in some capacity with us following our Initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure investors that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure investors that any of our key personnel will remain in senior management or advisory positions with the Holdco or any other combined company. The determination as to whether any of our key personnel will remain with Holdco or any other combined company will be made at the time of the Proposed Business Combination or such other Initial Business Combination.

Following the Proposed Business Combination or another Initial Business Combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure investors that we, Holdco or any other combined company will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

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

The Company’s securities have been delisted from the NYSE. The Company does not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in the Company’s securities is severely limited, because the Company’s securities are not quoted on an over-the-counter market. See “Item 1A. Risk Factors—The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting.” As noted above, our securities are not currently listed on NYSE, Nasdaq or another national securities exchange and are not expected to be so listed prior to the time we consummate the Proposed Business Combination or another Initial Business Combination, if at all. However, if our securities are at the applicable time listed on NYSE, Nasdaq or another national securities exchange, the rules of such exchange may require shareholder approval for certain Initial Business Combinations. For example, under Nasdaq’s listing rules, shareholder approval would typically be required for any Initial Business Combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number or voting power of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial security holder (as defined by Nasdaq) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of any Initial Business Combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the Company at a disadvantage in the transaction or result in other additional burdens on the Company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the Initial Business Combination;

●	other time and budget constraints of the Company; and

●	additional legal complexities of an Initial Business Combination that would be time-consuming and burdensome to present to shareholders.

We intend to seek shareholder approval in connection with the Proposed Business Combination. As our Sponsor owns 98.2% of our ordinary shares, we will obtain shareholder approval of the Proposed Business Combination, or any other Initial Business Combination, regardless of how Public Shareholders vote.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination, including the Proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and net of taxes paid or payable, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. For illustrative purposes, as of June 30, 2025, the amount in the Trust Account was approximately $11.83 per Public Share. The per-share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our Initial Public Offering, if any. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. There will be no redemption rights upon the completion of our Initial Business Combination with respect to our Warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its Public Shares, if the Proposed Business Combination or another Initial Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity.

Limitations on Redemptions

If we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, such other Initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of such Initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of such Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete such Initial Business Combination or redeem any Public Shares, and all Public Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination, including the Proposed Business Combination, either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of any Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive, such as the Proposed Business Combination, or seek to amend our Charter would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. The Company’s securities have been delisted from the NYSE. The Company does not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in the Company’s securities is severely limited, because the Company’s securities are not quoted on an over-the-counter market. See “Item 1A. Risk Factors —The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting. ” and “Item 1A. Risk Factors – Even if the Company re-lists its securities on Nasdaq, Nasdaq may delist the Company’s securities from trading on its exchange for a number of reasons, including because the extension of the Company’s deadline to complete an Initial Business Combination contravenes Nasdaq rules, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions.” Unless our securities are then listed on NYSE, Nasdaq or another national securities exchange, we will not be required to comply with the rules of such exchange. Our Public Shareholders will have the opportunity to redeem all or a portion of their Public Shares upon the completion of the Proposed Business Combination in connection with a shareholder meeting to be called to approve the Proposed Business Combination.

If we hold a shareholder vote to approve our Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, we will, pursuant to our Charter:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the Proposed Business Combination or such other Initial Business Combination.

If we seek shareholder approval, as we intend to do in connection with the Proposed Business Combination, we will complete our Initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Initial Business Combination. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and Public Shares in favor of the Proposed Business Combination or any other Initial Business Combination. Following the redemptions of Public Shares in connection with implementation of the Extensions, only 155,614 Public Shares remain outstanding. As a result, we will not need any of the remaining Public Shares sold in the Initial Public Offering to be voted in favor of an Initial Business Combination, including the Proposed Business Combination, in order to have our Initial Business Combination, including the Proposed Business Combination, approved.

Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against an Initial Business Combination, including the Proposed Business Combination, or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of any Initial Business Combination, including the Proposed Business Combination and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026 or (B) with respect to any other provision relating to the rights of our Public Shareholders or pre-Initial Business Combination activity.

If, for an Initial Business Combination other than the Proposed Business Combination, we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Charter:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of any Initial Business Combination, as we plan to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with such Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of an Initial Business Combination, although they are under no obligation or duty to do so.

Any such price per share may be different than the amount per share a Public Shareholder would receive if it elected to redeem its Public Shares in connection with such Initial Business Combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase Public Shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their Public Shares. It is intended that, if Rule 10b-18 would apply to purchases by the Sponsor, directors, executive officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

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

The purpose of any such transactions could be to (1) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of the Proposed Business Combination or another Initial Business Combination that may not otherwise have been possible.

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

Our Sponsor, directors, executive officers, advisors or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	the registration statement/proxy statement filed for the Proposed Business Combination or any other Initial Business Combination would disclose the possibility that our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	the registration statement/proxy statement filed for the Proposed Business Combination or any other Initial Business Combination would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or their affiliates would not be voted in favor of approving the Proposed Business Combination or such other Initial Business Combination;

●	our Sponsor, directors, executive officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the Proposed Business Combination or such other Initial Business Combination, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, executive officers, advisors and their affiliates;

o	the impact, if any, of the purchases by our s Sponsor, directors, executive officers, advisors and their affiliates and their affiliates on the likelihood that the Proposed Business Combination or other Initial Business Combination will be approved;

o	the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

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

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the Proposed Business Combination or another Initial Business Combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with the Proposed Business Combination or other Initial Business Combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the Proposed Business Combination or other Initial Business Combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

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

If the Proposed Business Combination is not completed, we may continue to try to complete another Initial Business Combination with a different target until March 16, 2025.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter provides that we have until March 16, 2026 to consummate an Initial Business Combination. If we have not consummated the Proposed Business Combination or another Initial Business Combination by March 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to consummate the Proposed Business Combination or another Initial Business Combination by March 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter). Our Charter provides that, if we wind up for any other reason prior to the consummation of an Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (including the Class A Conversion Shares) they hold if we fail to consummate the Proposed Business Combination or another Initial Business Combination by March 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter), although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter) or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding Public Shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from a limited amount of funds held outside the Trust Account plus up to $100,000 of funds from the Trust Account available to us to pay taxes payable and dissolution expenses, although we cannot assure investors that there will be sufficient funds for such purpose.

Without taking into account interest, if any, earned on the Trust Account, the per-share redemption amount received by Public Shareholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure shareholders that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure shareholders that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Except for the waiver by one of the underwriters of its entitlement to a deferred underwriting fee for our Initial Public Offering, the underwriters of the Initial Public Offering have not executed, and will not execute, an agreement with us waiving such claims to the monies held in the Trust Account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business, such as iRocket, that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure shareholders that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. iRocket and Holdco executed a waiver in connection with the Proposed Business Combination. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. We have limited access to funds with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our Trust Account received by any such shareholder.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter), (ii) in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter) or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, or (iii) if they redeem their respective shares for cash in connection with the Proposed Business Combination or another Initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with the Proposed Business Combination or another Initial Business Combination, a shareholder’s voting against such Initial Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote.

Facilities

We currently maintain our executive offices at 1177 Avenue of the Americas, 5th Floor, New York, NY 10036. The cost for this space is included in the $10,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services.

Employees and Human Capital

We currently have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed the Proposed Business Combination or another Initial Business Combination. The amount of time that any such person will devote in any time period to the Company will vary based on whether a target business has been selected for the Proposed Business Combination or another Initial Business Combination and the current stage of the business combination process.

Competition

In identifying, evaluating and selecting iRocket for the Proposed Business Combination, we encountered, and if we need to identify, evaluate and select another target business for our Initial Business Combination, we expect to continue to encounter, intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies, the vast majority of which are listed on a national securities exchange, and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries.

Some of these competitors may possess greater resources or more specialized industry knowledge related to a specific business combination target than we do and our financial resources will be relatively limited when contrasted with those of some of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to some past years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are target businesses we could potentially acquire, our ability to compete with respect to the acquisition of certain target businesses that are sizable may be limited by our available financial resources. This risk is exacerbated by the prior redemptions of Public Shares in connection with the Extensions. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of an Initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for any Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

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

Item 1A Risk Factors.

An investment in our securities involves a high degree of risk. Investors should consider carefully all of the risks described below, together with the other information contained in this Annual Report and our 424(b)(3) prospectus dated March 11, 2021 relating to our Initial Public Offering (the “IPO Prospectus”). If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, investors could lose all or part of their investment.

Risks Related to our Operations

The Company is not in compliance with SEC reporting requirements under the Exchange Act. Our failure to prepare and timely file periodic reports with the SEC limits our access to the public markets to raise debt or equity capital. If we are unable to regain and maintain compliance with SEC reporting requirements, there will be a material adverse effect on us and our investors.

We failed to timely file our periodic reports in accordance with the rules of the SEC for the years ended December 31, 2023 and 2024, nor for the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025.

As a result of our failure to timely file such reports, shareholders and/or prospective investors did have complete and current business and financial information about the Company. Therefore, shareholders and/or prospective investors were not able to properly evaluate our securities and the general status of the Company due to the inadequate public information available about the Company. Further, we will not be able to complete the Proposed Business Combination, or any other Initial Business Combination until we have become current in our filing obligations under the Exchange Act.

Moreover, due to our delinquency in our reporting obligations, we could be subject to an administrative hearing to revoke the registration of our securities under Section 12(g) of the Exchange Act. If the SEC brought an administrative action against us, it is likely that we would cease being a public company. In that event, our management’s ability to continue operations would be severely affected and holders of our securities might lose their entire investment in the Company.

This Comprehensive Form 10-K is being filed in an effort to become current in our filing obligations under the Exchange Act. Our efforts to become current require substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to become current in our filings with the SEC, we may face several adverse consequences. If we are unable to remain current in our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act covering a public offering of securities declared effective by the SEC and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” These restrictions could adversely affect our business, financial condition and results of operations.

The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting.

Following suspension of trading on March 18, 2024, the Company’s securities were delisted from the NYSE effective April 15, 2024. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in the Company’s securities is severely limited, because the Company’s securities are not quoted on an over-the-counter market. The NYSE Listed Company Manual Section 102.06(e) requires that a SPAC, such as the Company, must complete one or more business combinations within three years of its initial public offering (the “NYSE Deadline”). Since the Company was unable to complete an Initial Business Combination by the NYSE Deadline, which was March 16, 2024, its securities were suspended and subsequently delisted from the NYSE due to non-compliance with such requirement. As the Company has not been able to re-list its securities on Nasdaq or another national securities exchange the Company lost, and will likely continue to lose, any active trading market for its securities, as its securities will only be quoted on one of the over-the-counter markets, if at all. It is anticipated that the Company is facing or will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange, including one or more of the following:

●	a limited availability of market quotations for the Company’s securities;

●	significantly reduced liquidity and efficiency of the trading market for the Company’s securities;

●	the price of the Company’s securities is likely to decrease and may be subject to greater volatility as a result of the loss of market efficiencies associated with NYSE or other trading markets;

●	holders may be unable to sell or purchase the Company’s securities when they wish to do so;

●	the Company may lose the interest of institutional investors in its securities;

●	a determination that the Class A Ordinary Shares are “penny stock” which will require brokers trading in such securities to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities;

●	the Company may become subject to shareholder litigation;

●	a limited amount or complete loss of media, news and analyst coverage;

●	if the Company is not able to complete the Proposed Business Combination, the Company is likely to become a less attractive acquisition and investment vehicle with respect to an Initial Business Combination; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

We will not apply to quote our securities on an over-the-counter market until we have filed all reports required to be filed with the SEC and we will not apply to relist our securities on a national securities exchange until we have completed the Proposed Business Combination or another Initial Business Combination, if at all. This Comprehensive Form 10-K is being filed in an effort for us to become current in our filing obligations under the Exchange Act. There can be no assurance that we will be able to obtain listing of our securities on a national securities exchange. We may decide it is not in our stockholders’ best interests to apply for a listing on a national securities exchange once we become current with our SEC reporting requirements.

Further, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Company’s Class A Ordinary Shares, Units and Warrants have ceased to qualify as covered securities under such statute because they are no longer listed on any national securities exchange. Accordingly, we and our securities are subject to state regulation in each state in which we offer our securities. Whether or not our securities are covered securities, the states have the power to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. This risk may be exacerbated by the fact that our securities have ceased to qualify as covered securities.

Moreover, since being delisted from the NYSE, we are no longer subject to certain rules and regulations of the NYSE, Nasdaq or another national securities exchange. As a result, an investment in us may be more risky due to the reduced protections such rules and regulations provide shareholders. See “—We may not hold another annual meeting (or extraordinary general meeting in lieu of annual meeting) of shareholders until after the consummation of the Proposed Business Combination or another Initial Business Combination, which could delay the opportunity for our shareholders to elect directors.”

Holdco, or another, post-Initial Business Combination company may be unable to list its securities on NYSE, Nasdaq or another national securities exchange either in connection with or following the closing of the Proposed Business Combination or another Initial Business Combination.

As described above, the Company has entered into the Merger Agreement with iRocket. In connection with the closing of the contemplated transaction, the parties expect to apply to list iRocket on Nasdaq. If the Proposed Business Combination does not close, and we enter into a business combination agreement with another company or business, we expect that listing the post-Initial Business Combination company’s securities on NYSE, Nasdaq or another national securities exchange will be a closing condition to such transaction. In connection with the Proposed Business Combination or another Initial Business Combination, Holdco, the Company, or the post-combination combined company, as applicable, will be required to demonstrate compliance with Nasdaq’s, NYSE’s or another national securities exchange’s initial listing requirements in order to be listed on such exchange. Such initial listing standards are more rigorous than continued listing requirements. For instance, if Holdco, the Company, or the post-combination company, as applicable, seeks to list on the Nasdaq Global Market, the Company’s or such entity’s share price would generally be required to be at least $4.00 per share , the market value of the Company’s or such entity’s listed securities would be required to be at least $75 million, the market value of the Company’s or such entity’s unrestricted publicly held shares would be required to be at least $20 million and the Company or such entity would be required to have a minimum of 400 round lot holders of securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. Holdco, the Company, or the post-combination company, as applicable, may find it particularly difficult to meet these initial listing requirements due to the limited number of Public Shareholders the Company currently has and the reduced amount of money in the Trust Account. The Company expects that the fact that its securities do not trade on a national securities exchange will make it more difficult to list the securities of Holdco or another post-combination company on a national securities exchange. The Company cannot assure you that it, Holdco or another combined company will be able to meet the applicable initial listing requirements at that time.

If the Company fails to satisfy a closing condition that requires the securities of Holdco, or another post-combination company to be listed on a national securities exchange, we may be unable to consummate the Proposed Business Combination or another Initial Business Combination or the securities of Holdco or another post-combination company may only be quoted on one of the over-the-counter markets, if at all, which may negatively impact your investment for the reasons set forth above. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of preparing the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, we identified a waiver of deferred underwriter commissions which was executed during the three months ended March 31, 2023 and not accounted for. In January 2023, we received a waiver from one of the underwriters in which it indicated that it waived its entitlement to the payment of any deferred discount to be paid under the terms of the underwriting agreement. The Company determined this error was material to the Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as further discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2023, under Note 2 to the Financial Statements – Restatement to Prior Period Financial Statements. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to the accounting treatment of certain fees waived by the underwriters of the Company’s Initial Public Offering.

Additionally, the Company was unable to timely file the periodic financial reports required under the Exchange Act. The Company is filing this Form 10-K for the year ended December 31, 2024 as well as the interim period financial statements for March 31, 2025 and June 30, 2025 beyond their required due dates.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, and December 31, 2024.

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

As a result of such material weakness and the restatement, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete the Proposed Business Combination or another Initial Business Combination.

Risks Relating to Our Business and the Initial Business Combination

Although we intend to seek shareholder approval in connection with the Proposed Business Combination, our shareholders may not be afforded an opportunity to vote on another proposed Initial Business Combination, and even if we seek shareholder approval, our Sponsor owns enough shares to assure approval of any related proposal, which means we may complete the Proposed Business Combination or another Initial Business Combination, even though a majority of our shareholders do not support such a combination.

If we do not complete the Proposed Business Combination, and instead seek to complete another Initial Business Combination, we may choose not to hold a shareholder vote before we complete such Initial Business Combination if such Initial Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or, if applicable, stock exchange listing requirement, the decision as to whether we will seek shareholder approval of another Initial Business Combination or will allow shareholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, our Sponsor owns 98.2% of our Ordinary Shares and is therefore able to approve the Proposed Business Combination, or another Initial Business Combination, and any related shareholder proposals. Accordingly, we will be able to complete the Proposed Business Combination or another Initial Business Combination, even if holders of a majority of our issued and outstanding Public Shares do not approve of the Proposed Business Combination or such other Initial Business Combination. Please see the section entitled “Item 1. Business – Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Our public shareholders’ only opportunity to affect the investment decision regarding the Proposed Business Combination or another potential Initial Business Combination, will be limited to the exercise of their right to redeem their Public Shares from us for cash.

Our shareholders will not be provided with a meaningful opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete an Initial Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Initial Business Combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, a shareholder’s only opportunity to affect the investment decision regarding the Initial Business Combination may be limited to exercising their redemption rights within the period of time (which will be at least twenty business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our Initial Business Combination. Even if we seek shareholder approval, our Sponsor owns 98.2% of our ordinary shares and is therefore able to approve the Proposed Business Combination, or another Initial Business Combination, and any related shareholder proposals.

If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote. As our Sponsor owns 98.2% of our ordinary shares, we will obtain shareholder approval of the Proposed Business Combination, or any other Initial Business Combination, regardless of how Public Shareholders vote.

Our Sponsor owns, on an as-converted basis, approximately 98.2% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase Public Shares prior to our Initial Business Combination. Our Charter provides that, if we seek shareholder approval, we will complete the Proposed Business Combination or another Initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the applicable Initial Business Combination. Following the redemptions in connection with the Extensions, we have 8,780,614] ordinary shares outstanding, which includes 4,455,614 Class A Ordinary Shares, of which 155,614 are Public Shares, and 4,325,000 Class B Ordinary Shares. As a result, we will not need any of the remaining Public Shares sold in the Initial Public Offering to be voted in favor of the Proposed Business Combination or another Initial Business Combination in order to have our Initial Business Combination approved. Accordingly, if we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of the Proposed Business Combination or another Initial Business Combination means that we will receive the requisite shareholder approval for the Proposed Business Combination or such other Initial Business Combination.

The ability of our remaining Public Shareholders to redeem their Public Shares for cash, and the completed redemptions of Public Shares in connection with the Extensions, may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target, if we do not complete the Proposed Business Combination.

If we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, we may seek to enter into an Initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In connection with the First Extraordinary General Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. In connection with the Second Extraordinary General Meeting, shareholders of 1,339,804 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. In connection with the Third Extraordinary General Meeting, shareholders of 2,372,565 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. In connection with the Fourth Extraordinary General Meeting, shareholders of 2,512,919 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. Following the aforementioned redemptions, we had 8,780,614 ordinary shares outstanding as of November 28, 2025, which includes 4,455,614 Class A Ordinary Shares, of which 155,614 are Public Shares, and 4,325,000 Class B Ordinary Shares. As a result of such redemptions, approximately $1,860,032 remains in the Trust Account as of October 31, 2025. As a result, we would not be able to meet such closing condition unless we were able to obtain additional financing in connection with such Initial Business Combination.

The ability of our remaining public shareholders to exercise redemption rights with respect to our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extensions, may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. Following the redemptions in connection with the Extensions, we had 8,780,614 ordinary shares outstanding as of November 28, 2025, which includes 4,455,614 Class A Ordinary Shares, of which 155,614 are Public Shares, and 4,325,000 Class B Ordinary Shares. Because of the limited amount of cash remaining our Trust Account following the Extensions, we may need to arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters, if any, will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination.

The ability of our remaining public shareholders to exercise redemption rights with respect to our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extensions, could increase the probability that our Initial Business Combination, would be unsuccessful and that shareholders would have to wait for liquidation in order to redeem their shares.

Although the Merger Agreement with iRocket does not include a minimum cash condition, if we do not complete the Proposed Business Combination and the definitive agreement for another Initial Business Combination requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. This risk is magnified because, following the redemptions in connection with the Extensions, as of October 31, 2025, we had a balance in cash held in trust of approximately $1.86 million. If an Initial Business Combination is unsuccessful, shareholders would not receive their pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. Moreover, our securities have been delisted from NYSE and are not quoted on the over-the-counter market, and therefore, there is currently no public tradable market for our shares. In either situation, shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

If we do not complete the Proposed Business Combination, our search for another Initial Business Combination, and any target business (including iRocket) with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

If we do not complete the Proposed Business Combination, our ability to find another potential target business and the business of any potential target business, including iRocket, with which we may consummate an Initial Business Combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including war, terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as the COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of iRocket or any other potential target business with which we may consummate an Initial Business Combination (including the Proposed Business Combination) could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an Initial Business Combination target if we do not complete the Proposed Business Combination, our ability to complete the Proposed Business Combination or another Initial Business Combination, and/or our business, financial condition and results of operations following completion of the Proposed Business Combination or another Initial Business Combination.

There have recently been significant changes to international trade policies and tariffs affecting imports and exports. The U.S. has implemented a range of new tariffs and increases to existing tariffs, and, in response to the tariffs announced by the U.S., other countries have imposed new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, government regulations and tariffs. We cannot predict whether, and to what extent, current tariffs will continue or trade policies will change in the future. Any significant increases in tariffs on goods or materials or other changes in trade policy, or the perception that such changes could occur, could negatively affect our search for a target business if we do not complete the Proposed Business Combination and/or our ability to complete the Proposed Business Combination or another Initial Business Combination. For example, if we pursue a target company which sources or manufactures material components outside of the U.S., these changes could materially impact such target company’s business and financial performance. Similarly, if we pursue a target company which exports products outside of the U.S., retaliatory tariff and trade measures imposed by other countries could affect such target’s ability to export products and therefore adversely affect its sales. We may not be able to adequately address the risks presented by these tariffs or other potential trade policy changes. As a result, if we do not complete the Proposed Business Combination, we may deem it costly, impractical or risky to complete an Initial Business Combination with a particular target or with a target in a particular industry or from a particular country. Consequently, the pool of potential target companies may be reduced, which could impair our ability to identify a suitable target and to complete an Initial Business Combination. The business prospects of iRocket or another target company could change even after we enter into a business combination agreement, as a result of tariffs or the threat of tariffs that may have a material impact on iRocket’s or such other target’s business. Accordingly, changes in trade and tariff policies could prevent or make it difficult or more expensive for us to complete the Proposed Business Combination or another Initial Business Combination. Tariffs and threats of tariffs and other potential trade policy changes could also lead to material adverse effects on Holdco or another post-business combination company.

If we do not complete the Proposed Business Combination, the requirement that we consummate an Initial Business Combination by March 16, 2026 may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential Initial Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

If we do not complete the Proposed Business Combination with iRocket, any potential target business with which we enter into negotiations concerning an Initial Business Combination will be aware that we must consummate an Initial Business Combination by March 16, 2026. Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026, in which case we may be required to cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Our Charter provides that we must complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026. We may not be able to complete the Proposed Business Combination, or if we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, find a suitable target business and consummate such Initial Business Combination by March 16, 2026. Our ability to complete the Proposed Business Combination or find another Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all could limit our ability to complete the Proposed Business Combination or another Initial Business Combination. Additionally, financial markets may be adversely affected by events outside of our control, including natural disasters, international trade policies, climate-related events, pandemics or health crises, current or anticipated military conflict, including between Russia and Ukraine and between Israel and Hamas, terrorism, sanctions or other geopolitical events globally.

If we have not consummated the Proposed Business Combination or another Initial Business Combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Charter provides that, if we wind up for any other reason prior to the consummation of an Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our Public Shareholders may receive only $10.00 per Public Share, or less than $10.00 per Public Share, on the redemption of their Public Shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

There are no assurances that the Fourth Extension will enable us to complete the Proposed Business Combination or another Initial Business Combination.

Although the Fourth Extension was approved and implemented, the Company can provide no assurances that the Proposed Business Combination or another Initial Business Combination will be consummated prior to the Fourth Extended Date. Our ability to consummate the Proposed Business Combination or another Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. The Company expects to seek shareholder approval of the Proposed Business Combination or any other Initial Business Combination. We were required to offer Public Shareholders the opportunity to redeem Public Shares in connection with the Extensions, and we will be required to offer Public Shareholders redemption rights again in connection with any shareholder vote to approve the Proposed Business Combination or any other Initial Business Combination. If we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, it is possible that the high redemptions we have experienced have left us with insufficient cash to consummate another Initial Business Combination on commercially acceptable terms, or at all. The fact that we will have had separate redemption periods in connection with the Extensions and any Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a and reduce the public “float” of our Public Shares or Public Warrants.

If we seek shareholder approval of any Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with such Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of the Proposed Business Combination or another Initial Business Combination, although they are under no obligation or duty to do so.

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

The purpose of any such transactions could be to (1) reduce the number of Public Warrants outstanding and/or increase the likelihood of approval on any matters submitted to the Public Warrant holders for approval or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of an Initial Business Combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, directors, executive officers, advisors or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, directors, executive officers, advisors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Public Shares) following our mailing of proxy materials in connection with an Initial Business Combination (including the Proposed Business Combination). To the extent that our Sponsor, directors, executive officers, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their Public Shares for a pro rata share of the Trust Account or vote against an Initial Business Combination (including the Proposed Business Combination), whether or not such shareholder has already submitted a proxy with respect to the Proposed Business Combination or another Initial Business Combination but only if such shares have not already been voted at the general meeting related to the Proposed Business Combination or such other Initial Business Combination. Our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, directors, executive officers, advisors or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for the Proposed Business Combination or another Initial Business Combination would disclose the possibility that our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or Public Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, executive officers, advisors or their affiliates were to purchase Public Shares or Public Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for the Proposed Business Combination or another Initial Business Combination would include a representation that any of our securities purchased by our Sponsor, directors, executive officers, advisors or their affiliates would not be voted in favor of approving the Proposed Business Combination or such other Initial Business Combination;

●	our Sponsor, directors, executive officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our shareholder meeting to approve the Proposed Business Combination or such other Initial Business Combination, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, executive officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, executive officers, advisors and their affiliates;

o	the impact, if any, of the purchases by our Sponsor, directors, executive officers, advisors and their affiliates on the likelihood that the Proposed Business Combination or such other Initial Business Combination will be approved;

o	the identities of our security holders who sold to our Sponsor, directors, executive officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, executive officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination, including the Proposed Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its Public Shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with an Initial Business Combination, including the Proposed Business Combination, will describe the various procedures that must be complied with in order to validly redeem or tender Public Shares. In the event that a shareholder fails to comply with these procedures, its Public Shares may not be redeemed. See “Item 1. Business—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

A shareholder will not be entitled to protections normally afforded to investors of many other blank check companies.

We are a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 following consummation of the Initial Public Offering, we were exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419]. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete an Initial Business Combination than companies subject to Rule 419. Moreover, if the Initial Public Offering had been subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of the Proposed Business Combination or another Initial Business Combination.

If we seek shareholder approval of our Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, and we do not conduct redemptions pursuant to the tender offer rules, and if a shareholder or a “group” of shareholders are deemed to hold in excess of 15% of our Public Shares, they will lose the ability to redeem all such shares in excess of 15% of our Public Shares.

If we seek shareholder approval of our Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Charter provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the remaining shares sold in the Initial Public Offering (i.e., Excess Shares), without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against the Proposed Business Combination or another Initial Business Combination. A shareholder’s inability to redeem the Excess Shares will reduce their influence over our ability to complete the Proposed Business Combination or another Initial Business Combination and they could suffer a material loss on their investment in us if they sell Excess Shares in open market transactions. Additionally, a shareholder(s) will not receive redemption distributions with respect to the Excess Shares if we complete the Proposed Business Combination or another Initial Business Combination. And as a result, such shareholders will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell their shares in open market transactions, potentially at a loss.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies, the vast majority of which are listed on a national securities exchange, and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including iRocket, we could potentially acquire with the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This risk is magnified because, following the redemptions in connection with the Extensions, as of October 31, 2025, we had a balance in cash and investments held in trust of approximately $1.86 million. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our Initial Business Combination, including the Proposed Business Combination, in conjunction with a shareholder vote or via a tender offer. Target companies, such as iRocket, will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

Because the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until at least March 16, 2026, we may be unable to complete the Proposed Business Combination or another Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete the Proposed Business Combination or another Initial Business Combination.

None of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for at least until March 16, 2026; however, we cannot assure investors that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances, except as provided by the Convertible Note. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular Initial Business Combination, although we have not done so in connection with the Proposed Business Combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Except as otherwise described herein, neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of the Proposed Business Combination or another Initial Business Combination. Up to $1,500,000 of such loans may be convertible into Warrants of the post-business combination entity at a price of $1.50 per Warrant at the option of the lender. The Warrants would be identical to the Private Placement Warrants. Prior to the completion of the Proposed Business Combination or another Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates, members of our management team or a target business, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our Public Shareholders may only receive an estimated $10.00 per Public Share, or possibly less, on our redemption of our Public Shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

Subsequent to our completion of the Proposed Business Combination or another Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause investors to lose some or all of their investment.

Even if we conduct extensive due diligence on a target business with which we combine, as we have done on iRocket, we cannot assure investors that this diligence will identify all material issues with a particular target business, including iRocket, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of iRocket’s, another target business’ and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by iRocket or another target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or another Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not consummated an Initial Business Combination by March 16, 2026, or upon the exercise of a redemption right in connection with the Proposed Business Combination or another Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure shareholders that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Proposed Business Combination or another Initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete an Initial Business Combination, and shareholders would receive such lesser amount per share in connection with any redemption of their Public Shares.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Proposed Business Combination or another Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete the Proposed Business Combination or another Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an Initial Business Combination, such as the Proposed Business Combination, and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an Initial Business Combination, such as the Proposed Business Combination, with one or more businesses, such as iRocket. Since our inception, our business has been and will continue to be focused on identifying and completing an Initial Business Combination, such as the Proposed Business Combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or to be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until on or around the 24-month anniversary of the effective date of our Initial Public Offering registration statement, when, to mitigate the potential risk that we might be deemed to be an investment company for purposes of the Investment Company Act, the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. Pursuant to the investment management trust agreement, dated as of March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an investment company within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or Investment Securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of the Proposed Business Combination or another Initial Business Combination; (ii) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to allow redemption in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination, including the Proposed Business Combination, within the completion window, our return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above (U.S. government securities or money market funds registered under the Investment Company Act), such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, nevertheless, there is a risk that we could be deemed an unregistered investment company and subject to the Investment Company Act at any time.

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete the Proposed Business Combination or another Initial Business Combination and instead liquidate the Company. As a result, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders and would be unable to realize the potential benefits of the Proposed Business Combination or another Initial Business Combination, including the possible appreciation of the combined company’s securities, and our Warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our Public Shareholders may receive only approximately $11.95 per Public Share, which is based on estimates as of October 31, 2025, or less in certain circumstances, and our Warrants would expire worthless.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Company Act, we have, on or around the 24-month anniversary of the effective date of our Initial Public Offering registration statement, instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of an Initial Business Combination (including the Proposed Business Combination) or our liquidation. As a result, following the liquidation of investments in the Trust Account, we expect to receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account were, after our Initial Public Offering, held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, in an interest-bearing demand deposit account or as cash. To mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we have, on or around to the 24-month anniversary of the effective date of our Initial Public Offering registration statement, instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of the Proposed Business Combination or another Initial Business Combination or the liquidation of the Company. Following such liquidation, we expect to receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, our decision to liquidate the investments held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit at a bank is expected to reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete the Proposed Business Combination or another Initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of the Proposed Business Combination or another Initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and Holdco or any other post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete the Proposed Business Combination or another Initial Business Combination.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete the Proposed Business Combination or another Initial Business Combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their Public Shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our Company to claims, by paying Public Shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure investors that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine and imprisonment for five years in the Cayman Islands.

We may not hold another annual meeting (or extraordinary general meeting in lieu of annual meeting) of shareholders until after the consummation of the Proposed Business Combination or another Initial Business Combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with the NYSE corporate governance requirements, we were required to hold an annual meeting no later than one year after our first fiscal year end following our listing on the NYSE. There is no requirement under the Companies Act for the Company to hold annual or shareholder meetings to elect directors and, following our delisting from NYSE, we are no longer subject to any NYSE requirement to hold an annual or shareholder meeting each year. For a more detailed discussion of our delisting, see “—The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting.” The Company may not hold another annual meeting of shareholders to elect new directors prior to the consummation of the Proposed Business Combination or another Initial Business Combination. Prior to the completion of the Proposed Business Combination or another Initial Business Combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of the Proposed Business Combination or another Initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Until we hold another annual meeting of shareholders, Public Shareholders may not be afforded another opportunity to elect directors and to discuss Company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term.

If we do not complete the Proposed Business Combination with iRocket, when we look for an alternate business combination target, we will not be limited to evaluating a target business in a particular industry sector, investors will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our Charter, permitted to effectuate our Initial Business Combination solely with another blank check company or similar company with nominal operations. We intend to complete the Proposed Business Combination with iRocket, and accordingly may be affected by numerous risks inherent in iRocket’s business operations and industry, which will be described in detail in the registration statement on Form S-4 to be filed by Holdco in connection with the Proposed Business Combination. If we do not complete the Proposed Business Combination with iRocket, but complete another Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the Proposed Business Combination, we cannot assure investors that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure investors that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in iRocket or another business combination target. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or another Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We have and will continue to consider Initial Business Combinations outside of our management’s area of expertise if an Initial Business Combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, and it has endeavored to do so in connection with the Proposed Business Combination, we cannot assure investors that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure investors that an investment in our Units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in iRocket or another business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or another Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that iRocket or another target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Initial Business Combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

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

Resources have been and could continue to be expended in researching and pursuing potential Initial Business Combinations (including the Proposed Business Combination) that are not completed, such as the Terminated Business Combination, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a potential Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, as with the Terminated Business Combination, even if we reach an agreement relating to a specific target business we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We may only be able to complete one Initial Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, as reduced by the redemptions in connection with the Extensions, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants provided us with approximately $333 million to complete our Initial Business Combination and pay related fees and expenses. Following the redemptions in connection with the Extensions, as of October 31, 2025, we had a remaining balance in cash held in trust of approximately $1.86 million.

Although the Merger Agreement contemplated the Proposed Business Combination with a single target business, iRocket, if we do not complete the Proposed Business Combination, we may effectuate our Initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing the Proposed Business Combination or another Initial Business Combination with only iRocket or another single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

We are attempting to complete the Proposed Business Combination with iRocket, a private company, and if we do not complete the Proposed Business Combination, we may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in an Initial Business Combination with iRocket or another company that is not as profitable as we believed, if at all.

We are attempting to complete the Proposed Business Combination with iRocket, a privately held company. In pursuing our acquisition strategy, if we do not complete the Proposed Business Combination we may seek to effectuate another Initial Business Combination with a different privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in an Initial Business Combination with iRocket or another company that is not as profitable as we believed, if at all.

Our management will not maintain control of iRocket after the Proposed Business Combination, and if we do not complete the Proposed Business Combination, may not be able to maintain control of another target business after another Initial Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

Although the Proposed Business Combination is structured so that the post-transaction company, Holdco, in which our Public Shareholders will own shares, will own 100% of the equity interests of iRocket, we may structure another Initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such other Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, as with the Proposed Business Combination, our shareholders prior to our Initial Business Combination will collectively own a minority interest in Holdco, and if we do not complete the Proposed Business Combination and instead complete another Initial Business Combination, would most likely collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in such other Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A Ordinary Shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A Ordinary Shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A Ordinary Shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger fraction of the Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete the Proposed Business Combination or another Initial Business Combination even though almost all of the Public Shares issued in our Initial Public Offering have already been redeemed.

Our Charter does not currently provide a specified maximum redemption threshold. Although the Proposed Business Combination does not, another Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. We may be able to complete an Initial Business Combination even though a substantial majority of the Public Shares issued in our Initial Public Offering have already been redeemed in connection with the Extensions. Similarly, if we seek shareholder approval of an Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, and do not conduct redemptions pursuant to the tender offer rules, we may enter into privately negotiated agreements with Public Shareholders to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash requirements pursuant to the terms of our Initial Business Combination exceed the aggregate amount of cash available to us, and if the minimum cash condition is not waived, we will not complete an Initial Business Combination or redeem any Public Shares, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Initial Business Combination. This risk is magnified because, following redemptions in connection with the Extensions, as of October 31, 2025, we had a balance in cash held in trust of approximately $1.86 million.

We may be unable to obtain additional financing to complete the Proposed Business Combination or another Initial Business Combination or to fund the operations and growth of iRocket or another target business, which could compel us to restructure or abandon the Proposed Business Combination or another Initial Business Combination.

Although we believe that the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, plus the proceeds of loans from our Sponsor, its affiliates or members will be sufficient to allow us to complete the Proposed Business Combination or another Initial Business Combination, we cannot ascertain the capital requirements for any particular transaction. Because of the redemptions in connection with Public Shares, the depletion of the available net proceeds in search of a target business, the size of the Proposed Business Combination or another Initial Business Combination, or the terms of negotiated transactions to purchase shares in connection with the Proposed Business Combination or another Initial Business Combination, we will be required to seek additional financing or to abandon the Proposed Business Combination or another Initial Business Combination. We cannot assure investors that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable for the Proposed Business Combination or such other Initial Business Combination, we would be compelled to either restructure the transaction or abandon the Proposed Business Combination or other Initial Business Combination and seek an alternative target business candidate. This risk is magnified because, following redemptions in connection with the Extensions, as of October 31, 2025, we had a balance in cash held in trust of approximately $1.86 million. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete the Proposed Business Combination or another Initial Business Combination, we will likely require such financing to fund the operations or growth of iRocket or another target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of iRocket or such other target business.

Our Sponsor controls a super-majority interest in us and thus has control over actions requiring a shareholder vote, potentially in a manner that shareholders may not support. Similarly, following the consummation of the Proposed Business Combination, the founder and CEO of iRocket will have a substantial economic and controlling voting interest in Holdco, and following the consummation of another Initial Business Combination, one or more shareholders of such other target may have a substantial interest in the combined company, and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.

Our Sponsor owns, on an as-converted basis, 98.23% of our issued and outstanding ordinary shares. Accordingly, it controls actions requiring a shareholder vote, potentially in a manner that Public Shareholders may not support, including amendments to our Charter. If our Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were initially elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of the Proposed Business Combination or another Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Proposed Business Combination or another Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to the Proposed Business Combination or another Initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of the Proposed Business Combination or another Initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our Sponsor. Our Sponsor consented to our entry into the Merger Agreement with iRocket.

Following the Proposed Business Combination, the founder and CEO of iRocket will have a significant economic and controlling voting interest in Holdco, and therefore will control matters requiring a stockholder vote, such as the election of directors and amendments to Holdco’s certificate of incorporation. If we do not complete the Proposed Business Combination, following the consummation of another our Initial Business Combination, one or more shareholders of such other the target may have a substantial interest in the combined company, and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an Initial Business Combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. In the case of iRocket, these financial statements are, and in the case of any other target company, these financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or international financial reporting standards (“IFRS”) as issued by the International Accounting Standards Board (“IASB”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate the Proposed Business Combination or another Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a special purpose acquisition company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business, such as iRocket, with which we seek to complete the Proposed Business Combination or another Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

In connection with the Proposed Business Combination with iRocket we will be, and if we do not complete the Proposed Business Combination and pursue another target company with operations or opportunities outside of the United States for our Initial Business Combination, we would be, subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing the Proposed Business Combination or another Initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect the Proposed Business Combination with iRocket, or another Initial Business Combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete the Proposed Business Combination or such other Initial Business Combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations. See “—Changes in international trade policies, tariffs and treaties affecting imports and exports may have a material adverse effect on our search for an Initial Business Combination target if we do not complete the Proposed Business Combination, our ability to complete the Proposed Business Combination or another Initial Business Combination, and/or our business, financial condition and results of operations following completion of the Proposed Business Combination or another Initial Business Combination.”

We have in the past sought, and if the Proposed Business Combination is not completed, may in the future seek, business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We have in the past, and if the Proposed Business Combination is not completed, may in the future, seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the Initial Business Combination may not be as successful as we anticipate.

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

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies, the vast majority of which are listed on national securities exchanges seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, and particularly following the Company’s delisting from NYSE, fewer attractive targets may be available to the Company, and it may require more time, more effort and more resources to identify a suitable target and to consummate an Initial Business Combination.

In addition, because there are more special purpose acquisition companies, the vast majority of whom have an advantage over the Company because they are listed on national securities exchanges, seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. If we do not complete the Proposed Business Combination, this could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Risks Relating to Ownership of Our Securities

We may not be able to complete the Proposed Business Combination or another Initial Business Combination if the proposed transaction is subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

Certain acquisitions or business combinations may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit the Proposed Business Combination or another Initial Business Combination to be consummated with us, we may not be able to consummate the Proposed Business Combination with iRocket, or an Initial Business Combination with another target. In addition, regulatory considerations may decrease the pool of potential target companies we may be willing or able to consider.

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

Outside the United States, laws or regulations may affect our ability to consummate the Proposed Business Combination or another Initial Business Combination with potential target companies incorporated or having business operations in jurisdictions where national security considerations, involvement in regulated industries (including telecommunications), or in businesses where a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an Initial Business Combination may be limited, and we may be adversely affected in terms of competing with other special purpose acquisition companies that do not have similar ownership issues. Moreover, the process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete an Initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. Were we to liquidate the Company, our Warrants would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the combined company, including any potential price appreciation of our securities.

If we have not consummated the Proposed Business Combination or another Initial Business Combination by March 16, 2026, our Public Shareholders may be forced to wait beyond March 16, 2026 before redemption from our Trust Account.

If we have not consummated the Proposed Business Combination or another Initial Business Combination by March 16, 2026, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond March 16, 2026, before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate the Proposed Business Combination or another Initial Business Combination or amend certain provisions of our Charter, and only then in cases where investors have sought to redeem their Public Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we do not complete the Proposed Business Combination or another Initial Business Combination and do not amend certain provisions of our Charter. Our Charter will provide that, if we wind up for any other reason prior to the consummation of the Proposed Business Combination or another Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Shareholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate its investment, an investor may be forced to sell its Public Shares or Public Warrants, potentially at a loss.

Our remaining Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of the Proposed Business Combination or another Initial Business Combination, and then only in connection with those Public Shares that such Public Shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, and (iii) the redemption of our Public Shares if we have not consummated the Proposed Business Combination or another Initial Business Combination by March 16, 2026, subject to applicable law and as further described herein. Public Shareholders who redeem their Public Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of the Proposed Business Combination or another Initial Business Combination or liquidation if we have not consummated an Initial Business Combination by March 16, 2026, with respect to such Public Shares so redeemed. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate their investment, Public Shareholders may be forced to sell their Public Shares or Warrants, potentially at a loss.

The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the Proposed Business Combination or another Initial Business Combination.

We offered our Units at an offering price of $10.00 per Unit and, as of October 31, 2025, the amount in our Trust Account was approximately $1.86 million, implying a value of approximately $11.95 per Public Share. However, prior to our Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share, and on March 15, 2024, pursuant to the Class A Conversion, our Sponsor converted 4,300,000 Class B ordinary shares into an equal number of Class A Conversion Shares. Our Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve an Initial Business Combination (including the Proposed Business Combination) and its right to receive any distribution from the Trust Account with respect to such Class A Conversion Shares. As a result, the value of our Public Shareholders’ Public Shares may be significantly diluted upon the consummation of the Proposed Business Combination or another Initial Business Combination, when the remaining Founder Shares are converted into Class A Ordinary Shares. For example, the following table shows the dilutive effect of the Founder Shares and the Class A Conversion Shares on the implied value of the Public Shares that remain outstanding following the Fourth Extension upon the consummation of the Proposed Business Combination or another Initial Business Combination assuming that our equity value at that time is $1,860,032, which is the amount we would have for the Proposed Business Combination or another Initial Business Combination in the Trust Account assuming no further interest is earned on the funds held in the Trust Account, no additional extension payments are made into the Trust Account and none of the remaining Public Shares are redeemed in connection with the Proposed Business Combination or such other Initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our Public Warrants and Private Placement Warrants. At such valuation, each of our ordinary shares would have an implied value of approximately $0.21 per share upon consummation of the Proposed Business Combination or another Initial Business Combination, which is a 97.9% decrease as compared to the initial implied value per Public Share of $10.00.

Public Shares	155,614
Founder Shares and Class A Conversion Shares	8,625,000
Total shares	8,780,614
Total funds in the Trust Account available for Initial Business Combination	1,860,032
Initial implied value per Public Share	$10.00
Approximate implied value per share upon consummation of Initial Business Combination	$0.21

The value of the Founder Shares and Class A Conversion Shares following completion of the Proposed Business Combination or another Initial Business Combination is likely to be substantially higher than the price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our Sponsor invested in us an aggregate of approximately $8,925,000, comprised of the $25,000 purchase price for the Founder Shares and the $8,900,000 purchase price for the Private Placement Warrants. On March 15, 2024, pursuant to the Class A Conversion, our Sponsor converted 4,300,000 Founder Shares into Class A Conversion Shares. Assuming a trading price of $10.00 per share upon consummation of an Initial Business Combination, the 8,625,000 aggregate number of Founder Shares and Class A Conversion Shares would have an aggregate implied value of $86,250,000. Even if the trading price of our ordinary shares were as low as $1.03 per share, and the Private Placement Warrants were worthless, the aggregate value of the Founder Shares and Class A Conversion Shares would be equal to the Sponsor’s initial investment in us.

As a result, our Sponsor is likely to be able to make a substantial profit on their investment in us at a time when our Public Shares have lost significant value. Accordingly, our management team may be more willing to pursue the Proposed Business Combination, or another Initial Business Combination, with a riskier or less-established target business than would be the case if our Sponsors had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares.

Holders of Public Shares will not be entitled to vote on any election of directors we hold prior to the completion of the Proposed Business Combination or another Initial Business Combination.

Prior to the completion of the Proposed Business Combination or another Initial Business Combination, only holders of our Founder Shares have the right to vote on the election of directors. Holders of our Public Shares are not entitled to vote on the election of directors during such time. In addition, prior to the Proposed Business Combination or another Initial Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, shareholders may not have any say in the management of our Company prior to the consummation of the Proposed Business Combination or another Initial Business Combination.

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

We have not registered any Class A Ordinary Shares issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than twenty business days after the closing of the Proposed Business Combination or another Initial Business Combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Proposed Business Combination or another Initial Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A Ordinary Shares until the Warrants expire or are redeemed. We cannot assure investors that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of Class A Ordinary Shares that investors will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A Ordinary Shares per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the Warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our Company because the warrant holder will hold a smaller number of Class A Ordinary Shares upon a cashless exercise of the Warrants they hold. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the Class A Ordinary Shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of Units sold in the Initial Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their Warrants and sell the Class A Ordinary Shares underlying their Warrants while holders of our Public Warrants would not be able to exercise their Warrants and sell the underlying Class A Ordinary Shares. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying class A Ordinary Shares for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their Warrants.

In connection with the Proposed Business Combination the Warrants will, and in connection with any other Initial Business Combination, the Warrants may, become exercisable and redeemable for a security other than the Class A Ordinary Shares, and investors will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Initial Business Combination, which will be the case in the Proposed Business Combination, the Warrants may become exercisable for a security other than the Class A Ordinary Shares. As a result, if the surviving company redeems the Warrants for securities pursuant to the warrant agreement, warrant holders may receive a security in a company of which they do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the Warrants within twenty business days of the closing of the Proposed Business Combination or such other Initial Business Combination.

Holdco, the surviving company of the Proposed Business Combination will issue a substantial number of shares of common stock, and we or the surviving company of any other Initial Business Combination may issue additional Class A Ordinary Shares or preference shares to complete another Initial Business Combination or under an employee incentive plan after completion of such Initial Business Combination. We may also issue Class A Ordinary Shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of any Initial Business Combination other than the Proposed Business Combination as a result of the anti-dilution provisions contained in our Charter. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Charter authorizes the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 495,544,386 and 45,675,000 authorized but unissued Class A Ordinary Shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Founder Shares, if any. The Founder Shares will automatically convert into Class A Ordinary Shares (which Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate the Proposed Business Combination or another Initial Business Combination) at the time of the Proposed Business Combination or such other Initial Business Combination or earlier at the option of the holders thereof as described herein and in our Charter.

Holdco, the surviving company of the Proposed Business Combination will issue a substantial number of shares of common stock and may issue additional shares of preferred stock to complete the Proposed Business Combination and under an employee incentive plan after completion of the Proposed Business Combination. If we do not complete the Proposed Business Combination and instead complete an alternate Initial Business Combination, we or the surviving company of any such alternate Initial Business Combination may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete such Initial Business Combination or under an employee incentive plan after completion of such Initial Business Combination. We or the surviving company of the Proposed Business Combination or another Initial Business Combination may also issue common stock or Class A Ordinary Shares in connection with redeeming the Warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants” in Description of Registrant’s Securities, attached to this Annual Report as Exhibit 4.5 or upon conversion of the Founder Shares at a ratio greater than one-to-one at the time of any Initial Business Combination other than the Proposed Business Combination as a result of the anti-dilution provisions as set forth herein. However, our Charter provides, among other things, that prior to or in connection with our Initial Business Combination, including the Proposed Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Initial Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of an Initial Business Combination. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Founder Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Founder Shares;

●	may subordinate the rights of holders of Class A Ordinary Shares if preference shares are issued with rights senior to those afforded our Class A Ordinary Shares;

●	could cause a change in control if a substantial number of Class A Ordinary Shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our Units, Class A Ordinary Shares and/or Public Warrants; and

●	may not result in adjustment to the exercise price of our Warrants.

We, or the surviving company, may issue notes or other debt securities, or otherwise incur substantial debt, to complete the Proposed Business Combination or another Initial Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

We, or the surviving company, may choose to incur substantial debt to complete our Initial Business Combination, including the Proposed Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after the Proposed Business Combination or another Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Class A Ordinary Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

Our Warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the Warrants and the warrant agreement set forth in the IPO Prospectus, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Warrants, provided that the approval by the holders of at least 65% of the then-outstanding Public Warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then-outstanding Private Placement Warrants. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Warrants, convert the Warrants into cash, shorten the exercise period or decrease the number of Class A Ordinary Shares purchasable upon exercise of a Warrant.

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

In addition, we have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A Ordinary Shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments” in our IPO Prospectus) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their Warrants prior to redemption for a number of Class A Ordinary Shares determined based on the redemption date and the fair market value of our Class A Ordinary Shares. Please see “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00” in Description of Registrant’s Securities, attached to this Annual Report as Exhibit 4.5. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of ordinary shares received is capped at 0.361 Class A Ordinary Shares per Warrant (subject to adjustment) irrespective of the remaining life of the Warrants.

None of the Private Placement Warrants are redeemable by us as (except as set forth under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00” in Description of Registrant’s Securities, attached to this Annual Report as Exhibit 4.5) so long as they are held by our Sponsor or its permitted transferees.

Because each Unit contains one-third of one Public Warrant and only a whole Warrant may be exercised, the Units may be worth less than Units of other blank check companies.

Each Unit contains one-third of one Public Warrant. Pursuant to the warrant agreement, no fractional Public Warrants will be issued upon separation of the Units, and only whole Public Warrants will trade. If, upon exercise of the Warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A Ordinary Shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the Units in this way in order to reduce the dilutive effect of the Warrants upon completion of the Proposed Business Combination or another Initial Business Combination since the Public Warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our Units to be worth less than if a unit included a warrant to purchase one whole share.

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

To the extent we issue ordinary shares for any reason, including to effectuate an Initial Business Combination, the potential for the issuance of a substantial number of additional Class A Ordinary Shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A Ordinary Shares and reduce the value of the shares issued to complete the Proposed Business Combination or any other Initial Business Combination. Therefore, our Warrants may make it more difficult to effectuate the Proposed Business Combination an Initial Business Combination or increase the cost of acquiring a target business.

A provision of our warrant agreement may make it more difficult for us to consummate the Proposed Business Combination or another Initial Business Combination.

Unlike some other blank check companies, if (i) the Company issues additional Class A Ordinary Shares or equity-linked securities for capital raising purposes in connection with the closing of an Initial Business Combination, including the Proposed Business Combination, at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an Initial Business Combination on the date of the consummation of the Proposed Business Combination or another Initial Business Combination (net of redemptions), and (iii) the volume weighted average trading price of the Class A Ordinary Shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Proposed Business Combination or such other Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the Warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $18.00” and “Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00” in Description of Registrant’s Securities, attached to this Annual Report as Exhibit 4.5 will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of Warrants when the price per Class A Ordinary Share equals or exceeds $10.00” in Description of Registrant’s Securities, attached to this Annual Report as Exhibit 4.5 will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate the Proposed Business Combination or another Initial Business Combination with a target business.

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

As a result, included on our balance sheet as of June 30, 2025, and December 31, 2024, 2023 and 2022 are derivative liabilities related to embedded features contained within our Warrants. Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” we have until March 16, 2026 to consummate the Proposed Business Combination or another Initial Business Combination. While we have entered into the Merger Agreement for the Proposed Business Combination, there can be no assurances that the Proposed Business Combination will be consummated on the terms or timeframe currently contemplated, or at all. In the event the Proposed Business Combination is not consummated, it is uncertain that we will be able to consummate another Initial Business Combination with another company or business by March 16, 2026. If the Proposed Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the mandatory liquidation, should the Proposed Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern.

Risks Relating to Our Management

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

Our ability to successfully effect the Proposed Business Combination or another Initial Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us or the combined company following the Proposed Business Combination or another Initial Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect the Proposed Business Combination or another Initial Business Combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the Holdco in senior management, director or advisory positions following the Proposed Business Combination, and if we complete an alternate Initial Business Combination, some of our key personnel may remain with the target or combined company in senior management, director or advisory positions following such other Initial Business Combination, it is likely that some or all of the management of iRocket or such other target business will remain in place. While we intend to closely scrutinize any individuals Holdco, or such other target or combined business proposes to engage after the Proposed Business Combination or other Initial Business Combination, we cannot assure investors that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with iRocket or another target business in connection with the Proposed Business Combination or another Initial Business Combination, and a particular Initial Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following the Proposed Business Combination or such other Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether the Proposed Business Combination or such other Initial Business Combination is the most advantageous.

Our key personnel may be able to remain with our Company or the surviving company after the completion of the Proposed Business Combination or another Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Proposed Business Combination or such other Initial Business Combination. Such negotiations would take place between the negotiation and closing of the Proposed Business Combination or such other Initial Business Combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us or the surviving company after the completion of the Proposed Business Combination or such other Initial Business Combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to the registration and shareholders rights agreement, if we do not complete the Proposed Business Combination, and instead complete an another Initial Business Combination, our Sponsor, upon and following consummation of such other Initial Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement, which is described under the section of this Annual Report entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence—Registration and Shareholder Rights.”

We may have a limited ability to assess the management of iRocket or another prospective target business and, as a result, may complete the Proposed Business Combination or another Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting the Proposed Business Combination or another Initial Business Combination with a prospective target business, our ability to assess iRocket’s or such other target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of iRocket’s or such other target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should such target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the Proposed Business Combination or other Initial Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of iRocket or another acquisition target may resign upon completion of the Proposed Business Combination oranother Initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The officers and directors of iRocket, or such another Initial Business Combination target may resign upon completion of the Initial Business Combination. The departure of iRocket’s or such other Initial Business Combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. Although we contemplate that certain members of iRocket’s management team and any other Initial Business Combination candidate’s management team will remain associated with the Proposed Business Combination or such other Initial Business Combination candidate following such transaction, it is possible that members of the management of iRocket or such other target businesswill not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for and efforts to complete an Initial Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of an Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete an Initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

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

In addition, our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, if we do not complete the Proposed Business Combination, we may enter into an Initial Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing an Initial Business Combination, including the Proposed Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Initial Business Combination, including the Proposed Business Combination, are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” of Exhibit 4.5 to this Annual Report, “Description of the Company’s Securities” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

If we do not complete the Potential Business Combination with iRocket, we may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or initial shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, if we do not complete the Proposed Business Combination, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for an Initial Business Combination as set forth in “Item 1. Business—Investment Criteria” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our Company from a financial point of view of an Initial Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our Sponsor, executive officers and directors will lose their entire investment in us if the Proposed Business Combination or another Initial Business Combination is not completed (other than with respect to Public Shares they may hold), a conflict of interest may arise in determining whether iRocket or another particular business combination target is appropriate for our Initial Business Combination.

On January 22, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Founder Shares. In connection with the Initial Public Offering, our Sponsor granted to each of our independent directors a four-year option that is immediately exercisable to purchase 15,000 Founder Shares at a price of $10 per share. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The per-share price of the Founder Shares was determined by dividing the amount contributed to the Company by the number of Founder Shares issued. On March 15, 2024, pursuant to the Class A Conversion, our Sponsor converted 4,300,000 Founder Shares into Class A Conversion Shares. The remaining Founder Shares and Class A Conversion Shares will be worthless if we do not complete the Proposed Business Combination or another Initial Business Combination. Additionally, if we do not consummate the Proposed Business Combination or another Initial Business Combination, the Private Placement Warrants will expire worthless.

Our Sponsor invested in us an aggregate of approximately $8,925,000, comprised of the $25,000 purchase price for the Founder Shares and the $8,900,000 purchase price for the Private Placement Warrants. On March 15, 2024, pursuant to the Class A Conversion, our Sponsor converted 4,300,000 Founder Shares into Class A Conversion Shares. Assuming a trading price of $10.00 per share upon consummation of the Proposed Business Combination or another Initial Business Combination, the 8,625,000 aggregate number of Founder Shares and Class A Conversion Shares would have an aggregate implied value of $86,250,000. Even if the trading price of our ordinary shares were as low as $1.03 per share, and the Private Placement Warrants were worthless, the aggregate value of the Founder Shares and Class A Conversion Shares would be equal to the Sponsor’s initial investment in us.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum contribution of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of June 30, 2025, and December 31, 2024, 2023, and 2022, we had borrowings of $0, $450,000, $300,000 and $0, respectively for extension payments.

On November 14, 2023, to document existing and future loans to the Company of funds as may be required in order to finance transaction costs in connection with an Initial Business Combination from the Sponsor, an affiliate of the Sponsor, or certain of the Company’s officers (“Working Capital Loans”), the Company issued the an unsecured, convertible promissory note (the “Convertible Note”) to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”). The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. As of June 30, 2025, the Sponsor has not made any loans to the Company pursuant to the Convertible Note. The Convertible Note is repayable by us at the sole discretion of the lender upon consummation of an Initial Business Combination. If the Company completes the Proposed Business Combination or another Initial Business Combination, it will repay the Convertible Note, out of the proceeds of the Trust Account released to it and other proceeds of such transaction. The Convertible Note will be repaid only from funds held outside of the Trust Account or forfeited, eliminated or otherwise forgiven if we do not complete the Proposed Business Combination or another Initial Business Combination.

In connection with the Third Extension, between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Such loans were repayable by us at the sole discretion of the lenders upon consummation of an Initial Business Combination. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven. Before such amounts were forgiven, we were to repay such loans out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay such loans but no proceeds held in the Trust Account were to be used to repay such loans.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business, completing an Initial Business Combination, including the Proposed Business Combination, and influencing the operation of the business following an Initial Business Combination, including the Proposed Business Combination. This risk may become more acute as March 16, 2026, nears, which is the deadline for our consummation of the Proposed Business Combination or another Initial Business Combination.

Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A Ordinary Shares if we issue shares to consummate an Initial Business Combination other than the Proposed Business Combination.

The Founder Shares will automatically convert into Class A Ordinary Shares (which Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate an Initial Business Combination) at the time of an Initial Business Combination (the anti-dilution rights of the Founder Shares were waived with respect to the Proposed Business Combination) or earlier at the option of the holders thereof at a ratio such that the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A Ordinary Shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of an Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, deemed issued, or to be issued, to any seller in an Initial Business Combination and any Private Placement Warrants issued to our Sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Founder Shares convert into Class A Ordinary Shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

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

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to complete the Proposed Business Combination or another Initial Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination company’s ability to attract and retain qualified officers and directors.

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

We are a special purpose acquisition company, incorporated under the laws of the Cayman Islands with no operating results, and will not commence operations until we complete the Proposed Business Combination or another Initial Business Combination. Because of our limited operating history, investors have no basis upon which to evaluate our ability to achieve our business objective of completing the Proposed Business Combination or another Initial Business Combination with iRocket or one or more other target businesses. Except in connection with the Proposed Business Combination with iRocket, we have no plans, arrangements or understandings with any prospective target business concerning an Initial Business Combination and may be unable to complete the Proposed Business Combination or another Initial Business Combination. If we fail to complete the Proposed Business Combination or another Initial Business Combination, we will never generate any operating revenues.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any Initial Business Combination, including the Proposed Business Combination, that we may consummate. Investors should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has limited experience in operating special purpose acquisition companies.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

The Inflation Reduction Act of 2022, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax. On April 12, 2024, the Treasury issued proposed regulations on which taxpayers may rely until final Treasury regulations addressing the Excise Tax are published, which generally adopt (but in some respects expand or modify) the rules and guidance set forth in the earlier notice. Although such notice and proposed Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear, and the applicable rules are subject to change in final Treasury regulations.

We are currently not a “covered corporation” for purposes of the Excise Tax. If we were to become a “covered corporation” in the future, whether in connection with the consummation of the Proposed Business Combination or another Initial Business Combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of the Proposed Business Combination or other Initial Business Combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with the Proposed Business Combination or other Initial Business Combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of final regulations and other guidance from the Treasury. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to the target business in connection with the Proposed Business Combination or another Initial Business Combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, we will not use the proceeds placed in the Trust Account, or the interest earned on the proceeds placed in the Trust Account, to pay for possible Excise Tax or any other fees or taxes that may be levied on the Company on any redemptions or stock buybacks by the Company pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the Trust Account following the Proposed Business Combination or another Initial Business Combination.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our Founder Shares have the right to vote on the election of directors, and our Sponsor owns approximately 98.2% of our total ordinary shares, any national securities exchange may consider us to be a “controlled company” within the meaning of such national securities exchange’s rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our Founder Shares have the right to vote on the election of directors. As a result, any national securities exchange may consider us to be a “controlled company” within the meaning of the corporate governance standards. For example, under the NYSE corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of the NYSE;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

As noted above, the Company’s securities have been delisted from the NYSE. The Company does not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in the Company’s securities is severely limited, because the Company’s securities are not quoted on an over-the-counter market. Even though we are not currently subject to the rules of the NYSE nor any other national securities exchange, we do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of any national securities exchange on which we may seek to be listed in the future, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, shareholders will not have the same protections afforded to shareholders of companies that are subject to all of such national securities exchange’s corporate governance requirements. See “—The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting.”

We may reincorporate or otherwise become domiciled in another jurisdiction in connection with an Initial Business Combination, as we intend to do in the Proposed Business Combination and such reincorporation may result in taxes imposed on shareholders.

In connection with the Proposed Business Combination we will, and in connection with another Initial Business Combination or otherwise, we may, subject to requisite shareholder approval under the Companies Act, reincorporate or otherwise become domiciled in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate or otherwise become domiciled in another jurisdiction in connection with an Initial Business Combination, as we intend to do in the Proposed Business Combination and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with the Proposed Business Combination we will, and in connection with another Initial Business Combination, we may, relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

After an Initial Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after an Initial Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure shareholders that we will not seek to amend our Charter or governing instruments in a manner that will make it easier for us to complete the Proposed Business Combination or another Initial Business Combination that our remaining Public Shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 65% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with an Initial Business Combination, including the Proposed Business Combination, or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026, or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity. This risk is exacerbated by the fact that our Sponsor owns 98.2% of our outstanding Ordinary Shares, and therefore controls the outcome of any shareholder vote. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Charter provides that any provisions related to the rights of Public Shareholders (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our Charter governing the appointment or removal of directors prior to our Initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Founder Shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own 98.2% of our ordinary shares, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, with the support of the Sponsor, we would be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an Initial Business Combination with which shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with an Initial Business Combination, including the Proposed Business Combination, or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Our corporate affairs are governed by our Charter, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Following the Proposed Business Combination or another Initial Business Combination, we expect that most of our management team resign from their positions as officers or directors of the Company and the management of iRocket or another target business at the time of the Proposed Business Combination or other Initial Business Combination will remain in place. Management of iRocket or such other target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After an Initial Business Combination, including the Proposed Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find another attractive target business with which to consummate our Initial Business Combination and if we effect the Proposed Business Combination or another Initial Business Combination, the ability of iRocket or such other target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of a target business or, following consummation of an Initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of the Initial Business Combination, the cost of such target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

The Company’s ability to complete the Proposed Business Combination or another Initial Business Combination with a U.S. target company may be impacted if such transaction is subject to U.S. foreign investment regulations and review by a U.S. government entity, such CFIUS, and ultimately prohibited.

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

In the event the Sponsor is considered a foreign person, however, the Company could also be considered a foreign person and would continue to be considered as such in the future for so long as the Sponsor has the ability to exercise control over the Company for purposes of CFIUS’s regulations. The Company could likewise be considered a foreign person if a foreign investor acquires a significant interest in the Company and is viewed as having the ability to exercise control over the Company. As such, the Proposed Business Combination or another Initial Business Combination with a U.S. business may be subject to CFIUS review, the scope of which includes controlling investments as well as certain non-passive, non-controlling investments in sensitive U.S. businesses and certain acquisitions of real estate even with no underlying U.S. business. If the Proposed Business Combination or another potential Initial Business Combination with a U.S. business falls within CFIUS’s jurisdiction, the Company may determine that it is required to make a mandatory filing or that it will submit a voluntary filing to CFIUS, or to proceed with the Proposed Business Combination or other Initial Business Combination without notifying CFIUS and risk CFIUS intervention, before or after closing the Proposed Business Combination or such other Initial Business Combination. CFIUS may decide to delay the Proposed Business Combination or such other Initial Business Combination, impose conditions to mitigate national security concerns with respect to the Proposed Business Combination or such other Initial Business Combination or recommend that the U.S. president block the Proposed Business Combination or such other Initial Business Combination or order the Company to divest all or a portion of a U.S. business of the combined company, which may limit the attractiveness of or prevent the Company from pursuing certain Initial Business Combination opportunities that it believes would otherwise be beneficial to the Company and its shareholders. As a result, the pool of potential targets with which the Company could complete an Initial Business Combination may be impacted, and it may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete the Proposed Business Combination or another Initial Business Combination. If the Company cannot complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026, or such later date that may be approved by the Company’s shareholders, because the review process extends beyond such timeframe or because the Proposed Business Combination or such other Initial Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in “Item 1A. Risk Factors” of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for the Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in “Item 1A. Risk Factors” of this Annual Report.

Item 2. Properties.

We currently maintain our executive offices at 1177 Avenue of the Americas, 5th Floor, New York, NY 10036. The cost for this space is included in the $10,000 per month fee that we are required to pay our Sponsor for office space, administrative and support services.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

The Company’s securities have been delisted from the NYSE. The Company does not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in the Company’s securities is severely limited, because the Company’s securities are not quoted on an over-the-counter market. See “Item 1A. Risk Factors—The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting.” Prior to their delisting, our Units, Public Shares and Public Warrants were listed on the NYSE under the symbols “ROSS.U”, “ROSS” and “ROSS WS”, respectively. We expect that our securities may, in the future, be quoted under new symbols on an over-the-counter market.

We are not current in our reporting obligations. Our inability to file reports on a timely basis may adversely affect our ability to raise capital through the issuance of equity securities and our shareholders’ ability to sell or trade our equity securities.

Holders

Although there are a larger number of beneficial owners, on October 31, 2025, there was one holder of record of our Units, two holders of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of the Proposed Business Combination or another Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of the Proposed Business Combination or another Initial Business Combination. The payment of any cash dividends subsequent to the Proposed Business Combination or another Initial Business Combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we or the combined company incur any indebtedness in connection with the Proposed Business Combination or another Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 13, 2023, the Company held the First Extension Meeting. At the First Extension Meeting, the Company’s shareholders approved the First Extension Amendment Proposal. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Public Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.

On September 15, 2023, the Company held the Second Extension Meeting. At the Second Extension Meeting, the Company’s shareholders approved, among other things, the Second Extension Amendment Proposal. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Public Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million.

On March 6, 2024, the Company held the Third Extension Meeting. At the Third Extension Meeting, the Company’s shareholders approved the Third Extension Amendment Proposal. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Public Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million.

On March 15, 2024, the Sponsor exercised its right to convert an aggregate of 4,300,000 of its Founder Shares into an equal number of Class A Conversion Shares. Pursuant to the Class A Conversion, the Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve an Initial Business Combination and its right to receive any distribution from the Trust Account with respect to such Class A Conversion Shares (for the avoidance of doubt, such Class A Conversion Shares will not be Public Shares).

On September 16, 2024, the Company held the Fourth Extension Meeting. At the Fourth Extension Meeting, the Company’s shareholders approved the Fourth Extension Amendment Proposal. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 2,512,919 Public Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and the notes related thereto, including our unaudited condensed consolidated financial statement for the quarters ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025, which are included in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report.

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

Overview

BPGC Acquisition Corp. (f/k/a Ross Acquisition Corp. II) is a blank check company incorporated as a Cayman Islands exempted company on January 19, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Business Combination with Innovative Rocket Technologies Inc.

On July 22, 2025, we entered into the Merger Agreement, with Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket. Subject to its terms and conditions, the Merger Agreement provides that (i) on the day prior to the date of the Merger 2, we will complete Merger 1 by merging with and into Holdco Merger Sub, with Holdco Merger Sub being the surviving entity and a wholly owned subsidiary of Holdco, and (ii) on the day after Merger 1, Acquiror Merger Sub will complete Merger 2 by merging with and into iRocket, with iRocket being the surviving entity. As a result of the Mergers, iRocket will become an indirect wholly-owned subsidiary of Holdco.

iRocket is transforming rapid and responsive access to space with development of its Shockwave launch vehicle, which is uniquely designed for recovery and reuse of all of its stages. Just as airplanes fly multiple flights, iRocket plans to Recondition, Reload, and Relaunch™ its rockets in under 24 hours, reducing costs, and increasing the pace of launches. For additional information see “Item 1. Business—Proposed Business Combination with iRocket” and the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025.

Terminated Business Combination with APRINOIA Therapeutics Inc.

On January 17, 2023, we entered into the Terminated Business Combination Agreement with APRINOIA, PubCo and the Merger Subs. The transactions contemplated by the Terminated Business Combination Agreement are referred to herein as the Terminated Business Combination. The terms of the Terminated Business Combination and the other transactions contemplated thereby are summarized in the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023. Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Terminated Business Combination Agreement, the Company, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Terminated Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Terminated Business Combination Agreement) pursuant to the terms of the Termination Agreement. Further, under the Termination Agreement, each of the Company, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released the Company, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages relating to the Terminated Business Combination Agreement and the other Transaction Documents, except for certain provisions that survive the termination pursuant to the terms of the Terminated Business Combination Agreement, or for breaches of the Termination Agreement. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

Extensions and Redemptions

On March 13, 2023, we held the First Extension Meeting. At the First Extension Meeting, our shareholders approved as a special resolution, the amendment of our Charter to extend the date by which we must complete an Initial Business Combination by up to six months in one-month increments subject to deposit of $165,000 into the Trust Account for each month by which such date is extended. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million. Between March 31, 2023 and August 16, 2023, APRINOIA made monthly deposits of $165,000 ($990,000 in the aggregate) to the Trust Account pursuant to an advance agreement. Under the First Extension, the date by which we must complete an Initial Business Combination was extended from March 16, 2023 to September 16, 2023. The balance under the advance agreement was extinguished pursuant to the Termination Agreement.

On September 15, 2023, we held the Second Extension Meeting. At the Second Extension Meeting, our shareholders approved as a special resolution, the amendment of our Charter to extend the date by which we must complete an Initial Business Combination by up to six months in one-month increments subject to deposit of $75,000 into the Trust Account for each month by which such date was extended. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. Between September 18, 2023 and February 21, 2024, the Sponsor made monthly deposits of $75,000 ($450,000 in the aggregate) to the Trust Account, which deposits by the Sponsor into the Trust Account were documented by the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Under the Second Extension, the date by which we must complete an Initial Business Combination was extended from September 16, 2023 to March 16, 2024. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven.

On March 6, 2024, we held the Third Extension Meeting. At the Third Extension Meeting, our shareholders approved as a special resolution, the amendment of our Charter to extend the date by which we must complete an Initial Business Combination by up to six months in one-month increments subject to deposit of an amount equal to the lesser of (i) $0.03 per Public Share that was not submitted for redemption and (ii) an aggregate of $90,000. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. Between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Under the Third Extension, the date by which we must complete an Initial Business Combination was extended from March 16, 2024 to September 16, 2024. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven.

On March 15, 2024, the Sponsor exercised its right to convert an aggregate of 4,300,000 of its Founder Shares into an equal number of Class A Conversion Shares. Pursuant to the Class A Conversion, the Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve an Initial Business Combination and its right to receive any distribution from the Trust Account with respect to such Class A Conversion Shares (for the avoidance of doubt, such Class A Conversion Shares will not be Public Shares).

On September 16, 2024, we held the Fourth Extraordinary General Meeting to approve the Fourth Extension Amendment Proposal. The Fourth Extension Amendment Proposal was approved. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 2,512,919 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million.

Following the aforementioned redemptions, extensions and the Class A Conversion, as of October 31, 2025, our outstanding share capital consists of 4,455,614 Class A Ordinary Shares, of which 155,614 are Public Shares, and 4,325,000 Class B ordinary shares.

Promissory Notes and Loans Related to the Extensions

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, we issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by us to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of June 30, 2025, and December 31, 2024, 2023, and 2022, we had borrowings of $0, $450,000, $300,000 and $0, respectively for extension payments.

In connection with the Third Extension, Between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven. Before such amounts were forgiven, we were to repay such loans out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay such loans but no proceeds held in the Trust Account were to be used to repay such loans.

If the Company is required to seek additional capital, the Company would need to borrow additional funds from the Sponsor, the Company’s management team or other third parties to operate or may be forced to liquidate. Except with respect to the Convertible Note, none of the Sponsor, members of the management team nor any of their affiliates is under any obligation to advance funds to the Company in such circumstances.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating the Proposed Business Combination or another Initial Business Combination. However, we will only complete the Proposed Business Combination or another Initial Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete the Proposed Business Combination or an Initial Business Combination by March 16, 2026 or such later date by which we must complete the Proposed Business Combination or another Initial Business Combination pursuant to an amendment to our Charter, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Delisting from NYSE

On March 18, 2024, the Company received notice from the NYSE informing us that it would suspend the listing of the Company’s securities, including the Class A Ordinary Shares, Warrants and Units, from the NYSE and commence delisting proceedings with respect to such securities. The NYSE determined to take these actions because Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual do not permit a special purpose acquisition company, such as the Company, to remain listed for more than three years after the company’s initial public offering without completing an initial business combination. The Company had not completed its Initial Business Combination before March 16, 2024, which was the three-year anniversary of the Initial Public Offering. On April 3, 2024, the NYSE notified the SEC that the Company’s securities would be delisted from the exchange effective April 15, 2024.

Liquidity and Going Concern

As of June 30, 2025, December 31, 2024, and December 31, 2023, we had approximately $0, $0, and $10,420 in our operating bank account and working capital deficit of approximately $2.9 million, $1.7 million, and $8.1 million, respectively.

Our liquidity needs through June 30, 2025 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the IPO Promissory Note and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the IPO Promissory Note in full on March 19, 2021.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of June 30, 2025, and December 31, 2024, 2023, and 2022, we had borrowings of $0, $450,000, $300,000 and $0, respectively for extension payments.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) March 16, 2026, or such later date by which the Company must consummate an Initial Business Combination pursuant to its Charter (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. As of June 30, 2025, and December 31, 2024, 2023 and 2022, the Company had borrowed $0, $0, $300,000, and $0, respectively, from the Sponsor under the Convertible Note. If the Company completes the Proposed Business Combination or another Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into Warrants or other arrangements are made). In the event that the Proposed Business Combination or another Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

In connection with the Third Extension, Between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven. Before such amounts were forgiven, we were to repay such loans out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay such loans but no proceeds held in the Trust Account were to be used to repay such loans.

In addition, in order to finance transaction costs in connection with the Proposed Business Combination or another Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company with additional Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” we have until March 16, 2026 to consummate the Proposed Business Combination or another Initial Business Combination. On September 15, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Charter. On March 6, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Charter. On September 16, 2024, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Charter. It is uncertain that we will be able to consummate the Proposed Business Combination or another Initial Business Combination by March 16, 2026. Additionally, we may not have sufficient liquidity to fund our working capital needs until one year from the issuance of these consolidated financial statements. If the Proposed Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should the Proposed Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2026.

Results of Operations

Our entire activity from inception to June 30, 2025 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination, including the Proposed Business Combination. We will not be generating any operating revenues until the closing and completion of the Proposed Business Combination or another Initial Business Combination, at the earliest.

Year Ended December 31, 2024: For the year ended December 31, 2024, we had net income of approximately $4.2 million, which consisted of approximately $.7 million in general and administrative expenses, approximately $0.8 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $3.6 million of forgiveness of debt, approximately $1.2 million of income from investments held in the Trust Account, and approximately $0.9 million of gain on extinguishment of extension loans.

Year Ended December 31, 2023: For the year ended December 31, 2023, we had net income of approximately $4.5 million, which consisted of $1 million gain from extinguishment of notes payable, approximately $5.6 million of income from investments held in the Trust Account, and approximately $0.5 million of gain on waived deferred underwriter commission partially offset by approximately $0.2 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $2.4 million in general and administrative expenses.

Year Ended December 31, 2022: For the year ended December 31, 2022, we had net income of approximately $14.9 million, which consisted of approximately $15.0 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $5.3 million of income from investments held in the Trust Account, partially offset by approximately $5.4 million in general and administrative expenses.

Three and Six Months ended June 30, 2025, 2024 and 2023: For the three months ended June 30, 2025, we had net loss of approximately $6.4 million, which consisted of approximately $1.2 million in general and administrative expenses, approximately $5.3 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $15,000 of income from investments held in the Trust Account. For the three months ended June 30, 2024, we had net income of approximately $68,000, which consisted of approximately $0.3 million of income from investments held in Trust Account, partially offset by approximately $0.2 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities and approximately $87,000 in general and administrative expenses. For the three months ended June 30, 2023, we had net income of approximately $2.3 million, which consisted of approximately $1.6 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $818,000 of income from investments held in Trust Account, partially offset by approximately $77,000 in general and administrative expenses.

For the six months ended June 30, 2025, we had net loss of approximately $6.4 million, which consisted of approximately $1.2 million in general and administrative expenses, approximately $5.3 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $29,000 of income from investments held in the Trust Account. For the six months ended June 30, 2024, we had net loss of approximately $1.0 million, which consisted of approximately $1.2 million in general and administrative expenses, approximately $0.7 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $0.9 million of income from investments held in the Trust Account. For the six months ended June 30, 2023, we had net income of approximately $1.4 million, which consisted of approximately $4.4 million of income from investments held in trust account, partially offset by approximately $1.4 million in general and administrative expenses and approximately $2.1 million non-operating loss resulting from the change in fair value of derivative warrant liabilities and $457,000 of gain on waived underwriter commissions.

Three Months ended March 31, 2025, 2024 and 2023: For the three months ended March 31, 2025, we had net loss of approximately $3,000, which consisted of approximately $15,000 in general and administrative expenses, approximately $2,000 in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $14,000 of income from investments held in the Trust Account. For the three months ended March 31, 2024, we had net loss of approximately $1.1 million, which consisted of approximately $1.1 million in general and administrative expenses, approximately $0.5 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $0.6 million income from investments held in the Trust Account. For the three months ended March 31, 2023, we had net loss of approximately $1.4 million, which consisted of approximately $3.7 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities and approximately $1.3 million in general and administrative expenses, partially offset by approximately $3.6 million of income from investments held in Trust Account.

Three and Nine Months Ended September 30, 2024 and 2023: For the three months ended September 30, 2024, we had net income of approximately $0.5 million, which consisted of approximately $0.3 million of income from investments held in the Trust Account, and approximately $0.9 million of gain on extinguishment of liabilities, partially offset by approximately $0.7 million in general and administrative expenses, approximately $42,000 in non-operating loss resulting from the change in fair value of derivative warrant liabilities. For the three months ended September 30, 2023, we had net income of approximately $2.1 million, which consisted of approximately $1 million in non-operating gain resulting from the change in fair value of derivative warrant liabilities, $1 million gain from extinguishment of notes payable and approximately $663,000 of income from investments held in Trust Account, partially offset by approximately $635,000 in general and administrative expenses.

For the nine months ended September 30, 2024, we had a net loss of approximately $0.6 million, which consisted of and approximately $1.9 million in general and administrative expenses, approximately $0.7 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $1.2 million of income from investments held in the Trust Account, and approximately $0.9 million of gain on extinguishment of liabilities. For the nine months ended September 30, 2023, we had net income of approximately $3.5 million, which consisted of approximately $5 million of income from investments held in trust account, $1.0 million gain from extinguishment of notes payable, and approximately $458,000 of gain on waived underwriter commissions, partially offset by approximately $2.0 million in general and administrative expenses and approximately $1.0 million non-operating loss resulting from the change in fair value of derivative warrant liabilities.

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

Underwriting Agreement

An aggregate of $12.1 million was to be payable to the underwriters of the Initial Public Offering for deferred underwriting commissions. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

On January 19, 2023, the Company received a waiver of underwriter fees from one of the underwriters in which the underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement. As such, $6,037,500, has been forgiven on which $5,579,875 is presented in the consolidated statement of changes in shareholders deficit and $457,625 is recognized as a gain on the waiver.

By letter agreement dated October 10, 2025, the second underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using a Lattice model. The fair value of the Public Warrants as of December 31, 2023 and 2022 is based on observable listed prices for such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant as of December 31, 2023 and 2022. The fair value of the Public Warrants as of June 30, 2025 and December 31, 2024 using the Lattice model. The determination of the fair value of the Warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A Ordinary Shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A Ordinary Shares is classified as shareholders’ equity. The Public Shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of the Initial Public Offering (including the consummation of the over-allotment), 34,500,000 Class A Ordinary Shares subject to possible redemption were presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of the Class A Ordinary Shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering (including the consummation of the over-allotment), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The calculation of diluted net income (loss) does not consider the effect of the Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 17,433,333 Class A Ordinary Shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the years ended December 31, 2024, 2023 and 2022 and the six months ended June 30, 2025. The initial accretion associated with the redeemable Class A Ordinary Shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net income per ordinary share.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the impacts of adoption of this ASU.

In November 2023, the FASB issued ASU 2023-07 - Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ending December 31, 2024.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions(“ASU 2022-03”). ASU 2022-03 amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. ASU 2022-03 applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in ASU 2022-03 are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2022-03 on December 31, 2023. The adoption of ASU 2022-03 did not have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2025, 2024 and 2023, March 31, 2025, 2024 and 2023, December 31, 2024, 2023 and 2022, and September 30, 2024 and 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company until December 31, 2026, although circumstances could cause us to lose that status earlier, including if the market value of our Class A Ordinary Shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31.

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

Item 7.A. Quantitative and Qualitative Disclosure About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Consolidated Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the periods covered by this Annual Report, Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by this Annual Report due to material weaknesses in our internal control over financial reporting. The material weakness identified related to ineffective review controls over the financial statement preparation process including the review of new agreements, which led to the restatement of the prior quarter statements and our failure to timely file our periodic reports required under the Exchange Act. The material weakness identified related to ineffective review controls over the consolidated financial statement preparation process including the review of new agreements, which led to the restatement of the prior quarter statements.

In light of these material weaknesses, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better identify and evaluate agreements that affect our consolidated financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to financial reporting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2024.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. This Annual Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are as follows:

Name	Age	Title
Nadim Z. Qureshi	50	President, Chief Executive Officer and Chairman of the Board
Stephen J. Toy	53	Chief Financial Officer
Lord William Astor	73	Director
Larry Kudlow	78	Director
Nick Peterson	36	Director

Wilbur L. Ross, Jr. resigned as President, Chief Executive Officer and Chairman of the Board on September 13, 2024. Edward A. Snyder resigned as Director on March 17, 2024.

Nadim Z. Qureshi has served as our President, Chief Executive Officer and Chairman of the Board since November 2024. Mr. Qureshi previously served as Head of M&A since our inception in January 2021. Mr. Qureshi is the co-founder and managing partner of BPGC Management LP since June 2020, an independent private equity firm dedicated to opportunistic buyouts and special situation transactions in the global industrials, advanced materials and chemical sectors. Prior to this, Mr. Qureshi was a Managing Partner at Invesco Private Capital from September 2015 to September 2020. Prior to that, he served as a Managing Director for WL Ross. In this role, he headed private equity investments in the chemical and the industrial sectors. Mr. Qureshi led the sourcing and the execution of the Nexeo’s acquisition by WL Ross Holding and was a Director of Nexeo Solutions from June 2016 to November 2017. From 2013 to 2014 Mr. Qureshi was a Partner at Quinpario Partners LLC. Prior to that, from 2005 to 2012, he held multiple leadership roles at Solutia Inc. including corporate development, strategy and P&L responsibility. Mr. Qureshi was a member of the executive team that led the restructuring and transformation of Solutia from a bankrupt, commodity producer to a global, highly profitable specialty chemicals business until its sale to Eastman Chemical in 2012. Prior to Solutia, Mr. Qureshi was with Arthur D. Little and Charles River Associates, focusing on strategy development, mergers and acquisitions, growth and performance improvement in the chemical and industrial sectors. Mr. Qureshi has previously served as a director and chairman of the board of Diamond S Shipping Inc. from March 2017 to July 2021 and as a director on the board of International Seaways, Inc. from May 2021 until February 2024. Since June 2025, Mr. Qureshi has served as a director of Blue Acquisition Corp. We believe Mr. Qureshi’s business expertise, financial acumen, and business industry contacts, as well as his experience as a director of other companies, make him well qualified to serve as a director on our board of directors.

Stephen J. Toy has served as our Chief Financial Officer since our inception in January 2021. Mr. Toy has also served as the co-founder and managing partner of BPGC Management LP since September 2020, an independent private equity firm dedicated to opportunistic buyouts and special situations transactions in the global industrials, materials and chemicals sectors. Prior to that, from 2006 until September 2020 Mr. Toy served in various senior roles at Invesco, Ltd. including as the Global Head of Private Equity. In his past career he occupied the position of Chairman for Plascar Participações Industriais SA, Chairman for International Automotive Components Group North America, Inc., President & Director at Nexeo Solutions, Principal at Rothschild, Inc. and Senior Managing Director at WL Ross. Over the past 24 years, Mr. Toy has invested across a diverse set of industries including automotive, railcar leasing, telecommunications, financial services, steel, media, building materials and technology. Mr. Toy is currently on the board and compensation committee of Permian Basin Materials LLC and has served since October 2013. Mr. Toy previously served on the board of directors for Amalgamated Bank, Compagnie Europeenne de Wagon, IAC Group North America, Marquis Who’s Who and Kansai Sawayaka Bank.

Lord William Astor has served on our board of directors since our inception in January 2021. He was Chairman of Silvergate Media Ltd, a media and intellectual property company from 2011 until 2023. He previously served as a director of Nexeo Solutions Inc, from 2015 to 2017 and as a non-executive director of WL Ross Holdings Corp, from 2000 to 2015. From 2007 to 2015, Lord Astor was a director of Networkers International Plc, a global recruitment consultancy listed on AIM. From 1977 to 2011, he was Deputy Chairman of Chorion Plc, a media rights company. Lord Astor was previously a Minister in the Governments of Prime Minister, Margaret Thatcher and John Major from 1990 to 1997, he was a Conservative opposition Spokesman from 1997 to 2011 and currently sits in Parliament in the House of Lords as a Conservative Peer. He was a non-executive Director of Canadian Overseas Petroleum Plc from March 2013 until December 2021. Lord Astor also served as a member and chairman of the board of directors for Silvergate Media Limited and held this position from January 2011 until December 2023. We believe that Lord Astor’s directorship, experience, business expertise, financial acumen, and business industry contacts, make him well qualified to serve as a director on our board of directors.

Larry Kudlow has served on our board of directors since our inception in January 2021. Since February 2021, Mr. Kudlow has been the host of Kudlow on FOX Business Network and a Fox News Contributor. Mr. Kudlow was Assistant to the President and Director of the National Economic Council for the Trump Administration from March 2018 to January 2021. Prior to that, Mr. Kudlow was a CNBC Senior Contributor from April 2011 to February 2018. He was previously host of CNBC’s primetime “The Kudlow Report” and a syndicated radio show host from April 2011 to February 2018. During President Reagan’s first term, Mr. Kudlow was the associate director for economics and planning, Office of Management and Budget, where he was engaged in the development of the administration’s economic and budget policy. We believe that Mr. Kudlow’s business and government expertise, financial acumen and business industry contacts, make him well qualified to serve as a director on our board of directors.

Nick Peterson has served on our board of directors since November 2024. Since 2021, Mr. Peterson has been a principal at BPGC Management LP where he is responsible for all aspects of transaction sourcing and execution. His past private equity experience has been focused on special situations, distressed and turnaround investments at firms including Platinum Equity (from 2018 to 2020), WL Ross & Co. (from 2017 to 2018) and Lantern Asset Management (from 2020 to 2021). Prior to that, Nick worked in investment banking at Moelis and Citi. He began his career in the financial advisory group at PFM. Nick has previously served on the Board of Directors of School Specialty Inc. Nick graduated with a B.Sc. in Accounting, Finance and Management from Saint Francis University. He also earned a M.Sc. in Finance from Villanova University. We believe Mr. Peterson’s business expertise, financial acumen, and business industry contacts, as well as his experience as a director of other companies, make him well qualified to serve as a director on our board of directors.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with NYSE corporate governance requirements, we were not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NYSE. The term of office of the first class of directors, consisting of Larry Kudlow, expired at our first annual meeting of shareholders. At the Second Extension Meeting, which was held in lieu of our first annual meeting of shareholders, our shareholders approved the Director Election Proposal to elect Larry Kudlow, to continue to serve on our board of directors. The term of office of the second class of directors, consisting of Edward A. Snyder, was scheduled to expire at our second annual meeting of shareholders. The term of office of the third class of directors, initially consisting of Lord William Astor and Wilbur L. Ross, Jr., will expire at our third annual meeting of shareholders. Mr. Snyder and Mr. Ross have subsequently resigned on March 17, 2024 and September 13, 2024, respectively. Mr. Peterson was appointed to the board of directors in November 2024.

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

Pursuant to the registration rights agreement entered into upon the closing of the Initial Public Offering, our Sponsor, upon and following consummation of an Initial Business Combination other than the Proposed Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

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

Director Independence

The Company’s securities have been delisted from the NYSE. The Company does not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in the Company’s securities is severely limited, because the Company’s securities are not quoted on an over-the-counter market. See “Item 1A. Risk Factors—The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting.” NYSE and Nasdaq listing standards each require that a majority of our board of directors be independent. Although such standards are not currently applicable to the Company, our board of directors has determined that Lord William Astor and Larry Kudlow are “independent directors” as defined in both the NYSE and the Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present. Prior to his resignation, Edward A. Snyder was also an independent director.

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. We are currently requires to pay our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an Initial Business Combination, including the Proposed Business Combination, will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an Initial Business Combination, including the Proposed Business Combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of the Proposed Business Combination or another Initial Business Combination.

After the completion of the Proposed Business Combination or another Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with an Initial Business Combination, including the Proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. We do not know the amount of any such compensation that may be paid by Holdco following the Proposed Business Combination, and it is unlikely the amount of such compensation will be known at the time of any other Initial Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of the Proposed Business Combination or another Initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the Proposed Business Combination or another Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of the Proposed Business Combination or another Initial Business Combination, has been, or would be, a determining factor in our decision to proceed with the Proposed Business Combination or any other potential Initial Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of the NYSE, Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of the NYSE and Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors. The Company’s securities have been delisted from the NYSE. The Company does not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in the Company’s securities is severely limited, because the Company’s securities are not quoted on an over-the-counter market. See “Item 1A. Risk Factors—The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting.” Despite our delisting from the NYSE, and the Company no longer being subject to the rules of the NYSE, the Company has nevertheless determined that the audit committee, the compensation committee and the nominating committee are comprised of solely independent directors.

Audit Committee

The members of our audit committee are Lord William Astor and Larry Kudlow. Although the Company is not currently subject to such rules, our board of directors has determined that each of Lord William Astor and Larry Kudlow are independent under the NYSE and the Nasdaq listing standards and applicable SEC rules. Lord William Astor serves as Chairman of the audit committee. Under both the NYSE and the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Lord William Astor qualifies as an “audit committee financial expert” as defined in applicable SEC rules. Prior to his resignation, Edward A. Snyder was a member of the audit committee and our board of directors had determined that he is independent under the NYSE and the Nasdaq listing standards and applicable SEC rules, financially literate and qualified as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of our independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The member of our nominating committee is Larry Kudlow who serves as chairman of the nominating committee. Under NYSE listing standards, we were required to have a nominating committee composed entirely of independent directors. Under Nasdaq listing standards, we would be required to either (i) have a nominating committee composed entirely of independent directors or (ii) provide in accordance with Rule 5605(e)(2) of the Nasdaq rules, that only independent directors may participate in the consideration and recommendation of director nominees and that a majority of the independent directors may recommend a director nominee for selection by our board of directors. Although the Company is not currently subject to the rules of NYSE or Nasdaq, our board of directors has determined that Larry Kudlow is independent. Prior to his resignation, Edward A. Snyder was a member of the nominating committee and our board of directors had determined that he is independent under the NYSE and the Nasdaq listing standards.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees generally provides that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

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

Compensation Committee

The members of our compensation committee are Lord William Astor and Larry Kudlow, and Lord William Astor serves as chairman of the compensation committee.

Under the NYSE listing standards, we were required to have a compensation committee composed entirely of independent directors. Under Nasdaq listing standards, we would be required to have a compensation committee composed entirely of independent directors. Although the Company is not currently subject to such rules, our board of directors has determined that each of Lord William Astor and Larry Kudlow are independent. We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our President’s, Chief Financial Officer’s and Chief Operating Officer’s, evaluating our President’s, Chief Financial Officer’s and Chief Operating Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Operating Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

●	The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE, Nasdaq and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. If we make any amendments to our Code of Ethics, other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC, NYSE or Nasdaq rules (as then-applicable), we will disclose the nature of such amendment or waiver on our website and/or in a Current Report on Form 8-K. The information included on our website is not incorporated by reference into this Annual Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Insider Trading Policy

We have adopted insider trading policies and procedures attached hereto as Exhibit 19 governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations. It is also our policy to comply with applicable securities laws when transacting in its own securities.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal years ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that, (i) the Sponsor, Wilbur L. Ross, Nadim Z. Qureshi and Stephen A Toy have not yet filed a Form 4, covering the Class A Conversion, (ii) Wilbur L. Ross has not yet filed a Form 4 covering his ceasing to be a director or officer of the Company and ceasing to be a managing member of the Sponsor, and (iii) Nick Peterson filed a Form 3 late. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal years ended December 31, 2023, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

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

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he or she will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete the proposed Business Combination or another Initial Business Combination. Our Charter provides that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Nadim Z. Qureshi	BPGC Management LP	Private Equity	Co-Founder and Managing Partner
	Elessent Clean Technologies, Inc.	Process Technologies	Director
	Blue Acquisition Corp.	Special Purpose Acquisition Company	Director
Stephen J. Toy	BPGC Management LP	Private Equity	Co-Founder and Managing Partner
	Permian Basin Materials LLC	Materials	Director
	PB Materials Inc.	Materials	Director
	Elessent Clean Technologies, Inc.	Process Technologies	Director
Larry Kudlow	Kudlow & Co., LLC	Economic Research	Chief Executive Officer
Lord William Astor	—	—	—
Nick Peterson	BPGC Management LP	Private Equity	Principal
	PB Materials Inc.	Materials	Director
	Elessent Clean Technologies, Inc.	Process Technologies	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of the Proposed Business Combination or another Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to the closing of the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering.

●	Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares (including the Class A Conversion Shares) and Public Shares held by them in connection with (i) the completion of our Initial Business Combination, including the Proposed Business Combination, and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026 or (B) with respect to any other provision relating to the rights of holders of our Public Shareholders or pre-Initial Business Combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame. If we do not complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of such Initial Business Combination and (B) subsequent to such Initial Business Combination, (x) if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after such Initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. However, in connection with the Proposed Business Combination, the lock-up will be modified such that the lock-up period will only be six months after the Proposed Business Combination, and notwithstanding such lock-up, permit the holders of Founder Shares to sell up to 15% of such shares. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our Initial Business Combination. Because each of our directors and officers will, directly or indirectly, own Founder Shares and/or Private Placement Warrants, they may have a conflict of interest in determining whether iRocket or another particular target business, is an appropriate business with which to effectuate the Proposed Business Combination or another Initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination, Proposed Business Combination, if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Initial Business Combination. In addition, our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

●	Our Sponsor invested in us an aggregate of approximately $8,925,000, comprised of the $25,000 purchase price for the Founder Shares and the $8,900,000 purchase price for the Private Placement Warrants. On March 15, 2024, pursuant to the Class A Conversion, our Sponsor converted 4,300,000 Founder Shares into Class A Conversion Shares. Assuming a trading price of $10.00 per share upon consummation of the Proposed Business Combination or another Initial Business Combination, the 8,625,000 aggregate number of Founder Shares and Class A Conversion Shares would have an aggregate implied value of $86,250,000. Even if the trading price of our ordinary shares were as low as $1.03 per share, and the Private Placement Warrants were worthless, the aggregate value of the Founder Shares and Class A Conversion Shares would be equal to the Sponsor’s initial investment in us.

●	On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum contribution of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of June 30, 2025, and December 31, 2024, 2023, and 2022, we had borrowings of $0, $0, $300,000 and $0, respectively for extension payments.

●	On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the unsecured, Convertible Note to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) March 16, 2026, or such later date by which the Company must consummate an Initial Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination or Maturity Date. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. If the Company completes the Proposed Business Combination or another Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into Warrants or other arrangements are made). In the event that the Proposed Business Combination or another Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

●	Our Sponsor also agreed that, following the effectiveness of the Third Extension, the Sponsor or an affiliate would deposit into the Trust Account the lesser of (i) $0.03 per Class A Ordinary Share that remains outstanding and is not redeemed or (ii) an aggregate of $90,000. Between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven. Before such amounts were forgiven, we were to repay such loans out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay such loans but no proceeds held in the Trust Account were to be used to repay such loans.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our Initial Business Combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such Initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. The Proposed Business Combination with iRocket is not a transaction with a company that is affiliated with our Sponsor or any of our founders, officers or directors.

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our Initial Business Combination, including the Proposed Business Combination. Further, commencing on the date our securities were first listed on the NYSE, we are required to pay our Sponsor $10,000 per month for office space, secretarial and administrative services provided to us.

We cannot assure investors that any of the above-mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, as we intend to do with respect to the Proposed Business Combination, we will complete the Proposed Business Combination or such other Initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Proposed Business Combination or such other Initial Business Combination. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and Public Shares in favor of the Proposed Business Combination or such other Initial Business Combination. As our Sponsor owns approximately 98.2% of our ordinary shares, we will receive the approval of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting for the Proposed Business Combination or another Initial Business Combination.

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

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an Initial Business Combination, including the Proposed Business Combination.

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

Item 11. Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $10,000 to our Sponsor for office space, administrative and support services. Upon completion of an Initial Business Combination, including the Proposed Business Combination, or our liquidation, the Company will cease paying these monthly fees.

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

After the completion of the Proposed Business Combination or another Initial Business Combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with the Proposed Business Combination or another proposed Initial Business Combination.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of the Proposed Business Combination or another Initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the Proposed Business Combination or other Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting iRocket or another target business, but we do not believe that the ability of our management to remain with us after the consummation of the Proposed Business Combination our Initial Business Combination was, or would be, a determining factor in our decision to proceed with the Proposed Business Combination or any other potential Initial Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers, directors and director nominees; and

●	all our executive officers, directors and director nominees as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of Warrants as they are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned		Approximate Percentage of Outstanding Class B Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares
Ross Holding Company LLC	4,300,000	96.5%	4,325,000	(2)(3)	100.0%	98.2%
Stephen J. Toy	—	—	—		—	—
Nadim Z. Qureshi	—	—	—		—	—
Lord William Astor	—	—	—		—	—
Larry Kudlow	—	—	—		—	—
Nick Peterson	—	—	—		—	—
All officers and directors as a group (six individuals)	4,300,000	96.5%	4,325,000		100%	98.2%

(1)	Unless otherwise noted, the business address of each of the shareholders is 1177 Avenue of the Americas, 5th Floor, New York, NY 10036.

(2)	The shares are held in the name of our Sponsor. Our Sponsor is controlled by Stephen J. Toy and Nadim Z. Qureshi, who are the Managing Members of the Sponsor.

(3)	Interests shown consist of 4,300,000 Class A Conversion Shares, classified as Class A Ordinary Shares and 4,325,000 Class B ordinary shares, classified as Class B ordinary shares. Such Founder Shares will automatically convert into Class A Ordinary Shares at the time of our Initial Business Combination or earlier at the option of the holders thereof as described in Exhibit 4.5 to this Annual Report, “Description of the Company’s Securities”. Our Sponsor exercised the option to convert 4,300,000 Class B ordinary shares into 4,325,000 Class A Ordinary Shares on March 15, 2024.

Our Sponsor beneficially owns 98.2% of our issued and outstanding ordinary shares. Our Sponsor has the right to elect all of our directors prior to the consummation of our Initial Business Combination as a result of holding all of the Founder Shares. In addition, because of this ownership block, our Sponsor may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions, including approval of an Initial Business Combination.

On January 22, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Founder Shares. Our Founder Shares will automatically convert into Class A Ordinary Shares, on a one-for-one basis, upon the completion of an Initial Business Combination. The number of Founder Shares issued was determined based on the expectation that the Founder Shares would represent 20% of the outstanding ordinary shares upon completion of the Initial Public Offering.

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

On March 15, 2024, our Sponsor exercised its right to convert an aggregate of 4,300,000 of its Founder Shares into an equal number of Class A Conversion Shares in the Class A Conversion. Pursuant to the Class A Conversion, our Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve the Proposed Business Combination or another Initial Business Combination and its right to receive any distribution from the Trust Account with respect to such Class A Conversion Shares (for the avoidance of doubt, such Class A Conversion Shares will not be Public Shares).

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

Our Sponsor, officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares (including the Class A Conversion Shares) until the earlier to occur of: (A) one year after the completion of the Initial Business Combination and (B) subsequent to the Initial Business Combination, (x) if the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. However, in connection with the Proposed Business Combination, the lock-up will be modified such that the lock-up period will only be six months after the Proposed Business Combination, and notwithstanding such lock-up, permit the holders of Founder Shares (including the Class A Conversion Shares) to sell up to 15% of such shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8.9 million. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Proposed Business Combination or another Initial Business Combination by March 16, 2026, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Administrative Services

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company entered into an agreement with the Sponsor whereby, the Company agreed to pay the Sponsor a total of $10,000 per month for office space and secretarial and administrative support services. Upon completion of an Initial Business Combination or its liquidation, the Company will cease paying these monthly fees.

Related Party Loans

On January 21, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of March 16, 2021, the Company borrowed approximately $90,000 under the IPO Promissory Note. The Company repaid the IPO Promissory Note in full on March 19, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of June 30, 2025, and December 31, 2024, 2023, and 2022, we had borrowings of $0 $0, $300,000 and $0, respectively for extension payments.

Between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven. Before such amounts were forgiven, we were to repay such loans out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay such loans but no proceeds held in the Trust Account were to be used to repay such loans.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company Working Capital Loans as may be required. If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that no business combination is closed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except as described below, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) March 16, 2026, or such later date by which the Company must consummate a Business Combination pursuant to its Charter (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. If the Company completes an Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into Warrants). Otherwise, the Convertible Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

Registration and Shareholder Rights

The holders of the Founder Shares and Private Placement Warrants and Warrants that may be issued upon conversion of the Working Capital Loans, if any, were entitled to registration rights pursuant to a registration and shareholder rights agreement dated March 16, 2021. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

In addition, pursuant to the registration and shareholder rights agreement, our Sponsor, upon and following consummation of an Initial Business Combination other than the Proposed Business Combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Pursuant to the terms of the Merger Agreement, simultaneously with the Closing, Holdco, Sponsor, certain affiliates of Sponsor, the Company, and certain shareholders of iRocket will enter into an registration rights agreement, pursuant to which, among other things, (i) Holdco will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended, within certain period after the closing date, certain Holdco Ordinary Shares and other equity securities of Holdco held by certain parties from time to time, (ii) holders of registrable securities will be granted certain takedown, demand, block trade and piggyback registration rights with respect to their registrable securities, in each case, on the terms and subject to the conditions set forth therein, and (iii) the Registration and Shareholder Rights Agreement, dated as of March 16, 2021, by and between the Company, Sponsor and certain other parties thereto, will be terminated as of the Closing.

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

Director Independence

Both NYSE and Nasdaq listing standards require that a majority of our board of directors be independent. Although the Company is not currently subject to such rules since our securities were delisted from the NYSE, our board of directors has nevertheless determined that Lord William Astor and Larry Kudlow are “independent directors” as defined by both NYSE listing standards and Nasdaq listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present. Prior to his resignation, our board of directors had also determined that Edward A. Snyder was an independent director.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2024, 2023 and 2022, and of services rendered in connection with the Initial Public Offering, totaled approximately $183,560, $144,000 and $110,000, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the years ended December 31, 2024, 2023 and 2022.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for WithumSmith+Brown, PC for tax fees for the years ended December 31, 2024, 2023 and 2022 totaled $0, $4,160 and $0, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the years ended December 31, 2024, 2023 and 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1*	Amended and Restated Memorandum and Articles of Association, as amended March 13, 2023, September 15, 2023, March 15, 2024 and September 26, 2024.

4.1	Specimen Unit Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.2	Specimen Class A Ordinary Share Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.3	Specimen Warrant Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.4	Warrant Agreement, dated March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

4.5*	Description of the Company’s Securities.

10.1	Form of Letter Agreement, dated March 16, 2021, by and among the Company, its each of its executive officers and its directors, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.2	Letter Agreement, dated March 16, 2021, between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.3	Form of Indemnity Agreement, dated March 16, 2021, between the Company and each of its officers and directors, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.4	Investment Management Trust Agreement, dated March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.5	Registration and Shareholders Rights Agreement, dated March 16, 2021, by and among the Company, Ross Holding Company LLC and the other holders party thereto, as trustee, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.6	Private Placement Warrants Purchase Agreement, dated March 11, 2021, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.7	Administrative Services Agreement, dated March 16, 2021, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.8	Securities Subscription Agreement, dated January 22, 2021, between the Registrant and the Sponsor, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

19.1*	Insider Trading Policy.

21.1*	List of Subsidiaries.

24.1*	Power of Attorney (including on the signature page herein).

31.1*	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

BPGC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

BPGC Acquisition Corp. (formerly known as Ross Acquisition Corp. II):

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BPGC Acquisition Corp. (formerly known as Ross Acquisition Corp. II) (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 16, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

November 28, 2025

PCAOB Number 100

BPGC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023
Assets:
Current assets:
Cash	$—	$10,420
Prepaid expenses	2,500	2,500
Total current assets	2,500	12,920
Cash held in Trust Account	1,811,803	55,054,019
Total Assets	$1,814,303	$55,066,939

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,182,929	$2,279,788
Accrued expenses	526,954	5,245,293
Due to related party	—	319,634
Note payable - related party	—	300,000
Total current liabilities	1,709,883	8,144,715
Derivative warrant liabilities	1,818,070	1,046,000
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	9,565,453	15,228,215

Commitments and Contingencies (see Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 155,614 and 5,041,098 shares at redemption value of approximately $11.00 and $10.90 per share as of December 31, 2024 and 2023, respectively	1,711,803	54,954,019

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2024 and 2023	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of December 31, 2024 and 2023	863	863
Additional paid-in capital	3,276,427	—
Accumulated deficit	(12,740,243)	(15,116,158)
Total shareholders’ deficit	(9,462,953)	(15,115,295)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,814,303	$55,066,939

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Year Ended December 31,
	2024	2023
General and administrative expenses	$689,672	$2,236,658
Forgiveness of debt	(3,574,933)	—
General and administrative expenses - related party	—	120,000
Gain (loss) from operations	2,885,261	(2,356,658)
Other (expense) income, net:
Change in fair value of derivative warrant liabilities	(772,070)	(174,330)
Income from interest in operating account	5	8
Gain on waived deferred underwriter commission	—	457,625
Gain from extinguishment of note payable	—	990,000
Gain from extinguishment of extension loans	893,055	—
Income from cash and investments held in Trust Account	1,212,294	5,584,168
Net income	$4,218,545	$4,500,813

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	2,482,623	11,534,919
Basic and diluted net income per share, Class A ordinary share	$0.38	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000
Basic and diluted net income per share, Class B ordinary share	$0.38	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(18,322,677)	$(18,321,814)
Net income	—	—	—	—	—	4,500,813	4,500,813
Increase in redemption value of Class A ordinary shares subject to possible redemption (restated)	—	—	—	—	—	(1,294,294)	(1,294,294)
Balance - December 31, 2023	—	—	8,625,000	863	—	(15,116,158)	(15,115,295)
Capital contribution	—	—	—	—	3,276,427	—	3,276,427
Net income	—	—	—	—	—	4,218,545	4,218,545
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,842,630)	(1,842,630)
Balance - December 31, 2024	—	$—	8,625,000	$863	$3,276,427	$(12,740,243)	$(9,462,953)

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Year Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$4,218,545	$4,500,813
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	772,070	174,330
Income from cash and investments held in Trust Account	(1,212,294)	(5,584,168)
Gain on waiver of deferred underwriter commission	—	(457,625)
Gain from extinguishment of note payable	—	(990,000)
Gain from extinguishment of liabilities	(893,055)	—
Changes in operating assets and liabilities:
Prepaid expenses	—	37,500
Accounts payable	96,196	785,209
Accrued expenses	(3,080,502)	1,512,658
Net cash used in operating activities	(99,040)	(21,283)

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	55,084,846	302,152,511
Cash deposited in Trust Account	(630,336)	(1,290,000)
Net cash provided by investing activities	54,454,510	300,862,511

Cash Flows from Financing Activities:
Proceeds from note payable	—	990,000
Proceeds from note payable - related party	630,336	300,000
Proceeds from due to related party	98,846	—
Repayment of due to related party	(10,226)	—
Redemption of Class A shares	(55,084,846)	(302,152,512)
Net cash used in financing activities	(54,365,890)	(300,862,512)

Net change in cash	(10,420)	(21,284)

Cash - beginning of the year	10,420	31,704
Cash - end of the year	$—	$10,420

Supplemental disclosure of noncash financing activities:
Accounts payable paid by the Sponsor	$—	$258,605
Reclass from accounts payable to due to related party	$—	$61,029
Capital contribution from related party for debt cancellation	$3,276,427	$—

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

Note 1 - Description of Organization and Business Operations

BPGC Acquisition Corp. (f/k/a Ross Acquisition Corp II) (“BPGC”) was incorporated as a Cayman Islands exempted company on January 19, 2021. BPGC was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (an “Initial Business Combination”). BPGC changed its name on September 10, 2024 from Ross Acquisition Corp II to BPGC Acquisition Corp.

BPGC has two wholly owned subsidiaries, APRINOIA Therapeutics Merger Sub 2, Inc. (“Merger Sub 2”), an exempted company incorporated with limited liability under the laws of the Cayman Islands, which was formed on December 21, 2022, and APRINOIA Therapeutics Merger Sub 3, Inc. (“Merger Sub 3”), an exempted company incorporated with limited liability under the laws of the Cayman Islands, which was formed on December 21, 2022. BPGC and its subsidiaries are collectively referred to as the “Company”.

As of December 31, 2024, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company generates no operating revenues and will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, or cash, until the earlier of (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of an Initial Business Combination either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of an Initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were classified as temporary equity in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with an Initial Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of an Initial Business Combination and a majority of the shares voted are voted in favor of the Initial Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which was adopted upon the consummation of the Initial Public Offering, as amended (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an Initial Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with an Initial Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of an Initial Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which requires insiders to (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of an Initial Business Combination.

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

The Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination by March 16, 2026, or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Combination Period”), or (b) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete an Initial Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association (the “First Extension Amendment Proposal”) to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2023 by up to six months in one month increments subject to deposit of $165,000 into the Trust Account for each month by which such date is extended (such extension, the “First Extension” and such later date, the “First Extension Date”) and (ii) a proposal to allow the adjournment of the First Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Extension Amendment Proposal (the “First Adjournment Proposal”).  The First Extension Amendment Proposal was approved.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million. On March 31, 2023, APRINOIA made a deposit of $165,000 to the Trust Account.  On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account.  On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account.  On June 15, 2023, APRINOIA made a fourth deposit of $165,000 to the Trust Account.  On July 12, 2023, APRINOIA made a fifth deposit of $165,000 to the Trust Account.  On August 16, 2023, APRINOIA made a sixth deposit of $165,000 to the Trust Account.  The date by which the Company must complete an Initial Business Combination was extended from March 16, 2023 to September 16, 2023. Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the Termination Agreement. Further, under the Termination Agreement, each of RAC, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released RAC, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages relating to the Business Combination Agreement and the other Transaction Documents, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement. Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

Extraordinary General Meeting in Lieu of Annual Meeting

On September 15, 2023, the Company held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Second Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and March 16, 2024, the “Second Extended Date”), (ii) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to delete the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to elect Larry Kudlow as Class I director of the Company’s board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Proposals”) and (iv) a proposal to allow the adjournment of the Second Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Proposals (the “Second Adjournment Proposal”), each as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on August 31, 2023.  The Second Extension Amendment Proposal, the Director Election Proposal and the Redemption Limitation Amendment Proposal were each approved. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million.

On March 6, 2024, the Company held an extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”) to, amongst other things, approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 (such proposal, the “Third Extension Amendment Proposal”, such extension, the “Third Extension” and, together with the First Extension and the Second Extension, the “Extensions” and September 16, 2024, the “Third Extension Date”) as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on February 26, 2024.  The Third Extension Amendment Proposal was approved.  In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million.

On September 10, 2024, the Company filed a definitive proxy statement with the SEC relating to the Extraordinary General Meeting. At the Extraordinary General Meeting, shareholders approved two amendments to the Company’s Amended and Restated Memorandum and Articles of Association. The first amendment (the “Extension Amendment”) extended the date by which the Company has to consummate a business combination from September 16, 2024 to March 16, 2026 (the “Extension”). The second amendment (the “Name Change Amendment”) (i) changed of name of the Company from Ross Acquisition Corp II to “BPGC Acquisition Corp.”; and (ii) amended the Company’s Amended and Restated Articles of Association to reflect such change of name of the Company. In connection with the vote to approve the Extension Amendment Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million.

On March 18, 2024, the Company received notice from the NYSE that it would suspend the listing of the Company’s (i) Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”), (ii) warrants, each exercisable for one Class A Ordinary Share at an exercise price of $11.50 per share (the “Warrants”) and (iii) units, each consisting of one Class A Ordinary Share and one-third of one Warrant (the “Units” and, collectively with the Class A Ordinary Shares and the Warrants, the “Securities”) from the NYSE before market open today and commence delisting proceedings with respect to such securities.  The NYSE determined to take these actions because Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual do not permit a special purpose acquisition company, such as the Company, to remain listed for more than three years after the Company’s initial public offering without completing an initial business combination.  The Company has not completed an initial business combination before March 16, 2024, which is the three-year anniversary of its initial public offering.  The Company has a right to a review of this determination by a Committee of the Board of Directors of the Exchange.  The NYSE will apply to the Securities and Exchange Commission to delist the securities upon completion of all applicable procedures, including any appeal by the Company of the NYSE Regulation staff’s decision. The Company does not intend to appeal the NYSE Regulation staff’s decision.

The Sponsor has agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete an Initial Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete an Initial Business Combination within the Combination Period. Certain underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete an Initial Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Terminated Business Combination

On January 17, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“APRINOIA”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), Merger Sub 2 and Merger Sub 3 (Merger Sub 3, together with Merger Sub 1 and Merger Sub 2, the “Merger Subs”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Terminated Business Combination.”

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

Risks and Uncertainties

Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Israel – Hamas conflict and the Russia – Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact its business and its ability to complete an initial Business Combination.

Liquidity and Going Concern

As of December 31, 2024, the Company had approximately $0 in its operating bank account and working capital deficit of approximately $1.7 million.

The Company’s liquidity needs through December 31, 2024 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4).

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor.  Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company.  If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company.  Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension note but no proceeds held in the Trust Account would be used to repay the Extension Note.  As of December 31, 2024 and 2023, the Company had borrowings of $0 and $300,000, respectively, for extension payments (now documented by the Extension Note).

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”).  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. There were no borrowings under this note as of December 31, 2024.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until March 16, 2026 to consummate an Initial Business Combination.  As previously reported, on January 17, 2023, the Company signed the Business Combination Agreement with, among other parties, APRINOIA Therapeutics, Inc.  On August 21, 2023, as previously reported, the Business Combination Agreement was terminated.  On September 15, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. On March 6, 2024, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. On September 10, 2024, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association.  It is uncertain that the Company will be able to consummate an Initial Business Combination by March 16, 2026.  Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these consolidated financial statements.  If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.  Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2026.

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 or 2023.

Cash and Investments Held in the Trust Account

The Company’s Trust Account consists of cash as of December 31, 2024 and 2023.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets, except for the warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company determined that the Public Warrants and Private Placement Warrants are precluded from equity classification and are reflected on the consolidated balance sheets as Derivative warrant liabilities. See Note 8 for valuation methodology of warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2023 (including the consummation of the over-allotment), 155,614 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2024 and 2023. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share:

	For the Year Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$942,871	$3,275,674	$2,575,234	$1,925,579
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,482,623	8,625,000	11,534,919	8,625,000
Basic and diluted net income per ordinary share	$0.38	$0.38	$0.22	$0.22

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation, as well as information related to income taxes paid to enhance the transparency and decision usefulness of income tax disclosures. This ASU will be effective for the annual period ending December 31, 2025. The Company is currently evaluating the impacts of adoption of this ASU.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic ASC 280) Improvements to Reportable Segment Disclosures”. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosure about significant segment expenses. The enhancements under this update require disclosure of significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss, require disclosure of other segment items by reportable segment and a description of the composition of other segment items, require annual disclosures under ASC 280 to be provided in interim periods, clarify use of more than one measure of segment profit or loss by the CODM, require that the title of the CODM be disclosed with an explanation of how the CODM uses the reported measures of segment profit or loss to make decisions, and require that entities with a single reportable segment provide all disclosures required by this update and required under ASC 280. The Company adopted ASU 2023-07 for the annual period ended December 31, 2024.

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual consolidated financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). This update requires financial assets measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  Since June 2016, the FASB issued clarifying updates to the new standard including changing the effective date for smaller reporting companies. The guidance is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its consolidated financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Note 3 - Initial Public Offering

On March 16, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Over-Allotment Units, as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.9 million, of which approximately $12.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s amended and restated memorandum and articles of association (the “First Extension Amendment Proposal”) to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2023 to September 16, 2023 and (ii) a proposal to allow the adjournment of the First Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the First Extension Amendment Proposal (the “First Adjournment Proposal”).  The First Extension Amendment Proposal was approved.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.

On September 15, 2023, the Company held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Second Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and March 16, 2024, the “Second Extended Date”), (ii) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to delete the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to elect Larry Kudlow as Class I director of the Company’s board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Proposals”) and (iv) a proposal to allow the adjournment of the Second Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Proposals (the “Second Adjournment Proposal”), each as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on August 31, 2023.  The Second Extension Amendment Proposal, the Director Election Proposal and the Redemption Limitation Amendment Proposal were each approved.  In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million.

On March 6, 2024, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) to approve a proposal to amend the Company’s amended and restated Memorandum and Articles of Association to extend the date by which the Company has to consummate Business Combination from March 16, 2024 to September 16, 2024 (the “Extension Amendment Proposal”).  The shareholders approved the amendment to the Company’s amended and restated Memorandum and Articles of Association and on March 15, 2024 the board of directors of the Company elected to implement the Extension.  In connection with the vote to approve the Extension Amendment Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash.  As the board of directors of the Company has elected to implement the Extension, the Company will redeem such shares for cash.

On September 10, 2024, the Company filed a definitive proxy statement with the SEC relating to the Extraordinary General Meeting. At the Extraordinary General Meeting, shareholders approved two amendments to the Company’s Amended and Restated Memorandum and Articles of Association. The first amendment (the “Extension Amendment”) extended the date by which the Company has to consummate a business combination from September 16, 2024 to March 16, 2026 (the “Extension”). The second amendment (the “Name Change Amendment”) (i) changed of name of the Company from Ross Acquisition Corp II to “BPGC Acquisition Corp.”; and (ii) amended the Company’s Amended and Restated Articles of Association to reflect such change of name of the Company. In connection with the vote to approve the Extension Amendment Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. The Company will redeem such shares for cash.

Note 4 - Related Party Transactions

Founder Shares

On January 22, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 16, 2021, the underwriters fully exercised their over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of an Initial Business Combination and (B) subsequent to an Initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

On November 6, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor.  Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000.  If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any).  The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company.  If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company.  Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note. As of December 31, 2024, the Company had borrowings of $930,336 for extension payments (documented by the Extension Note) which were forgiven as part of the Member Agreement, as discussed below, and a contribution of capital of $930,336 was recognized. As of December 31, 2023, the Company had borrowings of $300,000 for extension payments (now documented by the Extension Note) which are reported as note payable - related party in the accompanying consolidated balance sheets and subsequent forgiven as part of the $930,336 contribution of capital.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”).  On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination.  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.  If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.  Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2024 and 2023, the Company did not have any borrowings related to the Working Capital Loans.

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.  Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. As a result of the Member Agreement the Company terminated the administrative support agreement and forgave $300,000 accrued from the year ended December 31, 2023. For the years ended December 31, 2024 and 2023, the Company incurred expenses of $0 and $120,000 under this agreement, respectively.  As of December 31, 2024 and 2023, the Company had accrued $0 and $300,000, respectively, for services in connection with such agreement which are reported as accounts payable on the accompanying consolidated balance sheets. The $300,000 accrued as of December 31, 2023, was forgiven in the year ended December 31, 2024, and was recorded as a capital contribution on the statements of shareholders’ deficit.

Due to Related Party

During the year ended December 31, 2024, management employees paid for Company payables totaling $98,845 on behalf of the Company and the Company repaid $10,225 to management employees. During the year ended December 31, 2023, the Sponsor has paid for Company payables totaling $258,605 on behalf of the Company and a total of $61,029 expenses paid by management employees.  Amounts of $319,634 are included in due to related party on the consolidated balance sheet as of December 31, 2023. As of December 31, 2024, amounts of $408,254 were forgiven as part of the Member Agreement, as discussed below, and a contribution of capital of $408,254 was recognized.

Member Agreement

On September 13, 2024 (the “Effective Date”), Wilbur L. Ross Jr. (“Ross”), Tobias W. Welo (“Welo”), Nadim Z. Qureshi (“Qureshi”) and Stephen J. Toy (“Toy” and together with Qureshi, the “Continuing Managers”) entered into a member agreement (the “Member Agreement”). Ross irrevocably resigned as a manager of the Sponsor and the Continuing Managers agreed to serve as managers pursuant to the A&R Limited Liability Company Agreement of the Sponsor (the “A&R LLC Agreement”). Ross agreed to be responsible for seventy-two percent (72%), Qureshi agreed to be responsible for fourteen percent (14%) and Toy agreed to be responsible for fourteen percent (14%) of the total fees owed to certain vendors prior to the Effective Date; provided that, in no event would Ross be obligated to pay an amount in excess of the lesser of (i) 25% of the aggregate original undiscounted amount of such invoices and (ii) $1,550,000 (the “Ross Cap”). As a result of the Member Agreement, the Company recognized a capital contribution of $1,637,837 expenses paid by Ross, Qureshi and Toy on behalf of the Company.

Note 5 - Commitments and Contingencies

Notes Payable

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

APRINOIA advanced the first amount equal to $165,000 on March 31, 2023.  APRINOIA was required to advance up to five additional equal amounts equal to $165,000 for each month (commencing on April 16, 2023, and no later than on the 16th day of each subsequent month), or portion thereof, that was needed by the Company to complete an Initial Business Combination until September 16, 2023 or such earlier date as determined by the board of directors of the Company. On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account.  On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account.  On June 15, 2023, APRINOIA made a fourth deposit of $165,000 to the Trust Account.  On July 12, 2023, APRINOIA made a fifth deposit of $165,000 to the Trust Account.  On August 16, 2023, APRINOIA made a sixth deposit of $165,000 to the Trust Account.

Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the Termination Agreement.  Further, under the Termination Agreement, each of RAC, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released RAC, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages relating to the Business Combination Agreement and the other Transaction Documents, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement.  Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.  As of December 31, 2023, pursuant to the Termination, the balance under the Advance Agreement was extinguished.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued an unsecured, Convertible Promissory Note to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) March 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination or Maturity Date. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.

In connection with the vote to approve the Extension Amendment Proposal, the Sponsor agreed to deposit into the Trust Account the lesser of (i) $0.03 per Class A Ordinary Share that remains outstanding and is not redeemed or (ii) an aggregate of $90,000 or such Monthly Amount. If a business combination is not consummated by April 16, 2024, the Contributor may, but will not be obligated to, deposit the Monthly Amount for each calendar month (commencing on April 16, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete a business combination until September 16, 2024, resulting in a maximum extension payment of $540,000. If the Contributor advises the Company that it will not deposit the next Monthly Amount, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). As of December 31, 2024, the Company had borrowings of $480,336 which were forgiven as part of the Member Agreement, and a contribution of capital of $480,336 was recognized.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 16, 2021, the underwriters fully exercised their over-allotment option.

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

On January 19, 2023, the Company received a waiver of underwriter fees from one of the underwriters in which the underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement.  As such, $6,037,500 has been forgiven, of which $5,579,875 is presented in the consolidated statements of changes in shareholders’ deficit as part of increase in redemption value and $457,625 is recognized as a gain on waived deferred underwriter commission on the consolidated statements of operations.

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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.  The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.  As of December 31, 2024 and 2023, there were 155,614 and 5,041,098 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2022	$350,232,362
Less:
Redemptions	(302,152,512)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,294,294

Gain of Waiver of Deferred Underwriting Fees	5,579,875

Class A ordinary shares subject to possible redemption as of December 31, 2023	54,954,019
Less:
Redemptions	(55,084,846)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,842,630

Class A ordinary shares subject to possible redemption as of December 31, 2024	$1,711,803

Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31,  2024 and 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the vote to approve the First, Second, Third and Fourth Extension Amendment Proposal on March 15, 2023, September 13, 2023, March 6, 2024 and September 10, 2024, holders of 28,119,098, 1,339,804, 2,372,565 and 2,512,919 Class A ordinary shares, respectively, properly exercised their right to redeem their shares for cash. As of December 31, 2024 and 2023, there were 155,614 and 5,041,098 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 8,625,000 Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Note 8 - Warrants

As of December 31, 2024 and 2023, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the Public Warrants for cash (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, as described above, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Except as set forth below, none of the private placement warrants will be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the agreed redemption date and the “fair market value” of the Company’s Class A ordinary shares;

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	December 31, 2024
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$1,187,950
Derivative warrant liabilities – Private placement warrants	$—	$—	$630,120

To value the Public warrants and Private placement warrants, the Company used a lattice model and utilized the following key inputs for the Public and Private placement warrants:

December 31, 2024
Warrant exercise price	$11.50
Term (years)	5.00
Risk-free rate	4.33%
Business combination probability	2.25%

	December 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$690,000	$—
Derivative warrant liabilities - Private placement warrants	$—	$356,000	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The estimated fair value of the Public Warrants transferred from a Level 1 measurement to a Level 2 fair value measurement, due to lack of activity, during the year ended December 31, 2023 was $690,000. The estimated fair value of the Public and Private Warrants transferred from a Level 2 measurement to a Level 3 fair value measurement, due to the delisting of the shares, during the year ended December 31, 2024 was $1,037,300 and $356,000, respectively.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants issued in connection with the Initial Public Offering was estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ traded market price will be used as the fair value. The estimated fair value of the Public Warrants, prior to being traded in an active market, and of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

For the year ended December 31, 2024, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $772,000 presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statement of operations. For the year ended December 31, 2023, the Company recognized a loss in the consolidated statement of operations resulting from a increase in fair value of the derivative warrant liabilities of approximately $24,000 presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.

Note 10 - Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their consolidated financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	December 31,	December 31,
	2024	2023
Cash held in Trust Account	$1,811,803	$55,054,019
Cash	$—	$10,420

	For the year ended December 31, 2024	For the year ended December 31, 2023
General and administrative expenses	$689,672	$2,236,658
General and administrative expenses - related party	$—	$120,000

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were issued.  Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On July 22, 2025, the Company entered into a Merger Agreement with iRocket Technologies, Inc., a Delaware corporation (“Holdco”), iRocket Merger Sub, LLC, a Delaware limited liability company (“Holdco Merger Sub”), BPGC Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), and Innovative Rocket Technologies Inc.

Incorporated herein is expanded disclosure of the quarterly information for the three and six months ended June 30, 2025, three months ended March 31, 2025, three and nine months ended September 30, 2024, the three and six-months ended June 30, 2024, the three months ended March 31, 2024, and as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024.

BPGC ACQUISITION CORP.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,	September 30,	June 30,	March 31,
	2025	2025	2024	2024	2024
Assets:
Current assets:
Cash	$-	$-	$10,424	$10,423	$10,421
Prepaid expenses	20,829	10,000	5,000	7,500	10,000
Total current assets	20,829	10,000	15,424	17,923	20,421
Investments held in Trust Account	1,840,768	1,826,148	1,795,733	30,214,699	29,654,438
Total Assets	$1,861,597	$1,836,148	$1,811,157	$30,232,622	$29,674,859

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,223,326	$1,199,632	$1,672,252	$2,370,604	$2,363,597
Accrued expenses	1,676,312	533,196	4,824,781	6,295,587	6,217,975
Due to related party	-	-	-	368,479	368,479
Note payable - related party	-	-	-	770,224	530,056
Total current liabilities	2,899,638	1,732,828	6,497,033	9,804,894	9,480,107
Derivative warrant liabilities	7,101,840	1,820,370	1,794,220	1,751,820	1,586,730
Deferred underwriting commissions	6,037,500	6,037,500	6,037,500	6,037,500	6,037,500
Total liabilities	16,038,978	9,590,698	14,328,753	17,594,214	17,104,337

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 155,614, 155,614, 155,614, 2,668,533, and 2,668,533 shares at redemption value of approximately $11.19, $11.09, $10.90, $11.29 and $11.08 per share as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024, respectively	1,740,768	1,726,148	1,695,733	30,114,699	29,554,438

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024	-	-	-	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024	-	-	-	-	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024	863	863	863	863	863
Additional paid-in capital	3,276,427	3,276,427	3,286,653	-	-
Accumulated deficit	(19,195,439)	(12,757,988)	(17,500,845)	(17,477,154)	(16,984,779)
Total shareholders’ deficit	(15,918,149)	(9,480,698)	(14,213,329)	(17,476,291)	(16,983,916)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,861,597	$1,836,148	$1,811,157	$30,232,622	$29,674,859

See accompanying notes to the interim consolidated financial statements.

BPGC ACQUISITION CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the three months ended March 31, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2024	For the three months ended June 30, 2024	For the six months ended June 30, 2024	For the three months ended March 31, 2024

General and administrative expenses	$1,155,981	$1,171,427	$15,445	$714,235	$1,899,190	$87,119	$1,184,955	$1,097,836
General and administrative expenses - related party	-	-	-	-	-	-	-	-
Loss from operations	(1,155,981)	(1,171,427)	(15,445)	(714,235)	(1,899,190)	(87,119)	(1,184,955)	(1,097,836)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(5,281,470)	(5,283,770)	(2,300)	(42,400)	(748,220)	(165,090)	(705,820)	(540,730)
Gain from extinguishment of debt	-	-	-	893,055	893,055	-	-	-
Income from interest in operating account	-	-	-	1	4	2	3	1
Income from investments held in Trust Account	14,620	28,965	14,345	314,398	1,196,224	320,093	881,826	561,733
Net (loss) income	$(6,422,831)	$(6,426,232)	$(3,400)	$450,819	$(558,127)	$67,886	$(1,008,946)	$(1,076,832)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	155,614	155,614	155,614	2,560,967	3,263,955	2,668,533	3,620,166	4,571,799
Basic and diluted net (loss) income per share, Class A ordinary share	$(0.73)	$(0.73)	$(0.00)	$0.04	$(0.05)	$0.01	$(0.08)	$(0.08)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.73)	$(0.73)	$(0.00)	$0.04	$(0.05)	$0.01	$(0.08)	$(0.08)

See accompanying notes to the interim consolidated financial statements.

BPGC ACQUISITION CORP.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	-	$-	8,625,000	$863	$-	$(15,116,158)	$(15,115,295)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(791,789)	(791,789)
Net loss	-	-	-	-		(1,076,832)	(1,076,832)
Balance - March 31, 2024	-	-	8,625,000	863	-	(16,984,779)	(16,983,916)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(560,261)	(560,261)
Net income	-	-	-	-		67,886	67,886
Balance - June 30, 2024	-	-	8,625,000	863	-	(17,477,154)	(17,476,291)
Contribution of capital	-	-	-	-	3,286,653	-	3,286,653
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(474,510)	(474,510)
Net income	-	-	-	-	-	450,819	450,819
Balance - September 30, 2024	-	-	8,625,000	863	3,286,653	(17,500,845)	(14,213,329)
Contribution of capital	-	-	-	-	(10,226)	-	(10,226)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(16,070)	(16,070)
Net income	-	-	-	-	-	4,776,672	4,776,672
Balance - December 31, 2024	-	-	8,625,000	863	3,276,427	(12,740,243)	(9,462,953)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(14,345)	(14,345)
Net loss	-	-	-	-	-	(3,400)	(3,400)
Balance - March 31, 2025	-	-	8,625,000	863	3,276,427	(12,757,988)	(9,480,698)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(14,620)	(14,620)
Net loss	-	-	-	-	-	(6,422,831)	(6,422,831)
Balance - June 30, 2025	-	$-	8,625,000	$863	$3,276,427	$(19,195,439)	$(15,918,149)

See accompanying notes to the interim consolidated financial statements.

BPGC ACQUISITION CORP.
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended June 30, 2025	For the three months ended March 31, 2025	For the nine months ended September 30, 2024	For the six months ended June 30, 2024	For the three months ended March 31, 2024
Cash Flows from Operating Activities:
Net (loss) income	$(6,426,232)	$(3,400)	$(558,127)	$(1,008,946)	$(1,076,832)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	5,283,770	2,300	748,220	705,820	540,730
Offering costs associated with derivative liabilities	-	-	-	-	-
Income from investments held in Trust Account	(28,965)	(14,345)	(1,196,224)	(881,826)	(561,733)
Gain from extinguishment of liabilities	-	-	(893,055)	-	-
Changes in operating assets and liabilities:
Prepaid expenses	(18,329)	(7,500)	(2,500)	(5,000)	(7,500)
Accounts payable	40,398	16,703	585,519	90,816	83,809
Accrued expenses	1,149,358	6,242	1,217,325	1,050,294	972,682
Due to related party	-	-	-	-	-
Net cash used in operating activities	-	-	(98,842)	(48,842)	(48,844)

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	-	-	55,084,846	26,191,370	26,191,370
Cash deposited in Trust Account	-	-	(630,336)	(470,224)	(230,056)
Net cash provided by investing activities	-	-	54,454,510	25,721,146	25,961,314

Cash Flows from Financing Activities:
Proceeds from redemption of Class A Shares	-	-	(55,084,846)	(26,191,370)	(26,191,370)
Proceeds from advance from related party	-	-	98,846	48,845	48,845
Proceeds from note payable - related party	-	-	630,336	470,224	230,056
Net cash used in financing activities	-	-	(54,355,664)	(25,672,301)	(25,912,469)

Net change in cash	-	-	4	3	1

Cash - beginning of the period	-	-	10,420	10,420	10,420
Cash - end of the period	$-	$-	$10,424	$10,423	$10,421

See accompanying notes to the interim consolidated financial statements.

BPGC ACQUISITION CORP.
NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission SEC (“SEC”). Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim consolidated financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2025, three months ended March 31, 2025 and since inception are not necessarily indicative of the results that may be expected through December 31, 2025, or any future period. Operating results for the three and nine months ended September 30, 2024, three and six months ended June 30, 2024, three months ended March 31, 2024 and since inception are not necessarily indicative of the results that may be expected through December 31, 2024, or any future period.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BPGC Acquisition Corp. (f/k/a Ross Acquisition Corp. II) the Company and its wholly owned subsidiaries (collectively referred to as the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024.

Cash and Investments Held in the Trust Account

The Company’s Trust Account consists of cash as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets, except for the warrant liabilities (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company accounts for the warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements from equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgement, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company determined that the Public Warrants and Private Placement Warrants are precluded from equity classification and are reflected on the consolidated balance sheets as Derivative warrant liabilities. See Note 8 for valuation methodology of warrants.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the consolidated statements of operations. Offering costs associated with the Class A ordinary shares issued were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024 (including the consummation of the over-allotment), 155,614, 155,614, 155,614, 2,668,533 and 2,668,533 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income per share, because in the calculation of diluted income per share, their exercise is contingent upon future events. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2025, three months ended March 31, 2025, three and nine months ended September 30, 2024, three and six months ended June 30, 2024, and three months ended March 31, 2024. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(113,828)	$(6,309,003)	$16,041	$51,845	$(113,889)	$(6,312,342)	$(298,285)	$(710,661)

Denominator:
Basic and diluted weighted average common shares outstanding	155,614	8,625,000	2,668,533	8,625,000	155,614	8,625,000	3,620,166	8,625,000
Basic and diluted net (loss) income per common share	$(0.73)	$(0.73)	$0.01	$0.01	$(0.73)	$(0.73)	$(0.08)	$(0.08)

	For the Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(60)	$(3,340)	$(373,050)	$(703,782)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	155,614	8,625,000	4,571,799	8,625,000
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.08)	$(0.08)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024		2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) per ordinary share:
Numerator:
Allocation of net (loss)	$103,213	$347,606	$(153,226)	$(404,901)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,560,967	8,625,000	3,263,955	8,625,000
Basic and diluted net (loss) per ordinary share	$0.04	$0.04	$(0.05)	$(0.05)

Note 2 - Liquidity and Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until March 16, 2026 to consummate an Initial Business Combination. It is uncertain that the Company will be able to consummate an Initial Business Combination by March 16, 2026.  Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these consolidated financial statements.  If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.  Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 16, 2026

Note 3 - Initial Public Offering

On March 16, 2021, the Company consummated its Initial Public Offering of 34,500,000 Units, including the issuance of 4,500,000 Over-Allotment Units, as a result of the underwriters’ partial exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $345.0 million, and incurring offering costs of approximately $19.9 million, of which approximately $12.1 million was for deferred underwriting commissions.

Each Unit consists of one share of Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s amended and restated memorandum and articles of association (the “First Extension Amendment Proposal”) to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2023 to September 16, 2023 and (ii) a proposal to allow the adjournment of the First Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the First Extension Amendment Proposal (the “First Adjournment Proposal”).  The First Extension Amendment Proposal was approved.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.

On September 15, 2023, the Company held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Second Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and March 16, 2024, the “Second Extended Date”), (ii) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to delete the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to elect Larry Kudlow as Class I director of the Company’s board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Proposals”) and (iv) a proposal to allow the adjournment of the Second Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Proposals (the “Second Adjournment Proposal”), each as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on August 31, 2023.  The Second Extension Amendment Proposal, the Director Election Proposal and the Redemption Limitation Amendment Proposal were each approved.  In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million.

On March 6, 2024, the Company held an extraordinary general meeting (the “Extraordinary General Meeting”) to approve a proposal to amend the Company’s amended and restated Memorandum and Articles of Association to extend the date by which the Company has to consummate Business Combination from March 16, 2024 to September 16, 2024 (the “Extension Amendment Proposal”).  The shareholders approved the amendment to the Company’s amended and restated Memorandum and Articles of Association and on March 15, 2024 the board of directors of the Company elected to implement the Extension.  In connection with the vote to approve the Extension Amendment Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash.  As the board of directors of the Company has elected to implement the Extension, the Company will redeem such shares for cash.

On September 10, 2024, the Company filed a definitive proxy statement with the SEC relating to the Extraordinary General Meeting. At the Extraordinary General Meeting, shareholders approved two amendments to the Company’s Amended and Restated Memorandum and Articles of Association. The first amendment (the “Extension Amendment”) extended the date by which the Company has to consummate a business combination from September 16, 2024 to March 16, 2026 (the “Extension”). The second amendment (the “Name Change Amendment”) (i) changed of name of the Company from Ross Acquisition Corp II to “BPGC Acquisition Corp.”; and (ii) amended the Company’s Amended and Restated Articles of Association to reflect such change of name of the Company. In connection with the vote to approve the Extension Amendment Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. The Company will redeem such shares for cash.

Note 4 - Related Party Transactions

Founder Shares

On January 22, 2021, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 16, 2021, the underwriters fully exercised their over-allotment option; thus, these 1,125,000 Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of an Initial Business Combination and (B) subsequent to an Initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

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

On November 6, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor.  Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000.  If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any).  The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company.  If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company.  Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note. As of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024, the Company had borrowings of $0, $0, $930,336, $770,724, and $530,056 respectively, for extension payments (documented by the Extension Note) which was forgiven as part of the Member Agreement, and a contribution of capital of $930,336 was recognized.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”).  On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination.  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.  If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.  Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024, the Company did not have any borrowings related to the Working Capital Loans.

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.  Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.  For the three and six months ended June 30, 2025, the Company incurred expenses of $0 under this agreement.  For the three months ended March 31, 2025, the Company incurred expenses of $0 under this agreement. For the three and nine months ended September 30, 2024, the Company incurred expenses of $0 under this agreement. For the three and six months ended June 30, 2024, the Company incurred expenses of $0 under this agreement. For the three months ended March 31, 2024, the Company incurred expenses of $0 under this agreement. As of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024, and March 31, 2024, the Company had accrued approximately $300,000 for services in connection with such agreement which is reported as accounts payable on the accompanying consolidated balance sheets.

Due to Related Party

During the three and six months ended June 30, 2025, management employees paid for Company payables totalling $0 on behalf of the Company. During the three months ended March 31, 2025, management employees paid for Company payables totalling $0 on behalf of the Company. During the three and nine months ended September 30, 2024, management employees paid for Company payables totalling $50,000 and $98,845 on behalf of the Company, respectively. During the three and six months ended June 30, 2024, management employees paid for Company payables totalling $48,845 on behalf of the Company. Amounts of $368,479 are included in due to related party on the consolidated balance sheets as of June 30, 2024, and March 31, 2024. As of June 30, 2025, March 31, 2025 and September 30, 2025, amounts of $408,254, $418,479 and $418,479 of payments made by management employees were forgiven as part of the Member Agreement, as discussed below, and a contribution of capital of $408,254, $418,479 and $418,479 was recognized, respectively.

Member Agreement

On September 13, 2024 (the “Effective Date”), Wilbur L. Ross Jr. (“Ross”), Tobias W. Welo (“Welo”), Nadim Z. Qureshi (“Qureshi”) and Stephen J. Toy (“Toy” and together with Qureshi, the “Continuing Managers”) entered into a member agreement (the “Member Agreement”). Ross irrevocably resigned as a manager of the Sponsor and the Continuing Managers agreed to serve as managers pursuant to the A&R Limited Liability Company Agreement of the Sponsor (the “A&R LLC Agreement”). Ross agreed to be responsible for seventy-two percent (72%), Qureshi agreed to be responsible for fourteen percent (14%) and Toy agreed to be responsible for fourteen percent (14%) of the total fees owed to certain vendors prior to the Effective Date; provided that, in no event would Ross be obligated to pay an amount in excess of the lesser of (i) 25% of the aggregate original undiscounted amount of such invoices and (ii) $1,550,000 (the “Ross Cap”). As a result of the Member Agreement, the Company recognized a capital contribution of $1,637,837 expenses paid by Ross, Qureshi and Toy on behalf of the Company.

Note 5 - Commitments and Contingencies

Notes Payable

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

APRINOIA advanced the first amount equal to $165,000 on March 31, 2023.  APRINOIA was required to advance up to five additional equal amounts equal to $165,000 for each month (commencing on April 16, 2023, and no later than on the 16th day of each subsequent month), or portion thereof, that was needed by the Company to complete an Initial Business Combination until September 16, 2023 or such earlier date as determined by the board of directors of the Company. On April 13, 2023, APRINOIA made a second deposit of $165,000 to the Trust Account.  On May 12, 2023, APRINOIA made a third deposit of $165,000 to the Trust Account.  On June 15, 2023, APRINOIA made a fourth deposit of $165,000 to the Trust Account.  On July 12, 2023, APRINOIA made a fifth deposit of $165,000 to the Trust Account.  On August 16, 2023, APRINOIA made a sixth deposit of $165,000 to the Trust Account.

Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the Termination Agreement.  Further, under the Termination Agreement, each of RAC, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released RAC, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages relating to the Business Combination Agreement and the other Transaction Documents, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement.  Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.  As of December 31, 2023, pursuant to the Termination, the balance under the Advance Agreement was extinguished.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued an unsecured, Convertible Promissory Note to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) March 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination or Maturity Date. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.

In connection with the vote to approve the Extension Amendment Proposal, the Sponsor agreed to deposit into the Trust Account the lesser of (i) $0.03 per Class A Ordinary Share that remains outstanding and is not redeemed or (ii) an aggregate of $90,000 or such Monthly Amount. If a business combination is not consummated by April 16, 2024, the Contributor may, but will not be obligated to, deposit the Monthly Amount for each calendar month (commencing on April 16, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete a business combination until September 16, 2024, resulting in a maximum extension payment of $540,000. If the Contributor advises the Company that it will not deposit the next Monthly Amount, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). As of December 31, 2024 and 2023, the Company had borrowings of $480,336 and $0, respectively, for extension payments (now documented by the Extension Note).  As of June 30, 2025, March 31, 2025 and September 30, 2024, the Company had borrowings of $450,000, respectively, for extension payments (now documented by the Extension Note) which was forgiven as part of the Member Agreement, and a contribution of capital of $450,000 was recognized. As of June 30, 2024, and March 31, 2024, the Company had borrowings of $450,000, respectively, and are reported as note payable - related party in the accompanying consolidated balance sheets as of June 30, 2024 and March 31, 2024.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On March 16, 2021, the underwriters fully exercised their over-allotment option.

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

On January 19, 2023, the Company received a waiver of underwriter fees from one of the underwriters in which the underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement.  As such, $6,037,500 has been forgiven, of which $5,579,875 is presented in the consolidated statements of changes in shareholders’ deficit as part of increase in redemption value and $457,625 is recognized as a gain on waived deferred underwriter commission on the consolidated statements of operations.

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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.  The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.  As of December 31, 2024 and 2023, there were 155,614 and 5,041,098 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets, respectively.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$54,954,019
Less:
Redemptions	(26,191,370)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	791,789

Class A ordinary shares subject to possible redemption as of March 31, 2024	29,554,438
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	560,261

Class A ordinary shares subject to possible redemption as of June 30, 2024	30,114,699
Less:
Redemptions	(28,893,476)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	474,510

Class A ordinary shares subject to possible redemption as of September 30, 2024	1,695,733
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	16,070

Class A ordinary shares subject to possible redemption as of December 31, 2024	1,711,803
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	14,345

Class A ordinary shares subject to possible redemption as of March 31, 2025	1,726,148
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	14,620

Class A ordinary shares subject to possible redemption as of June 30, 2025	$1,740,768

Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the vote to approve the First, Second, Third and Fourth Extension Amendment Proposal on March 15, 2023, September 13, 2023, March 6, 2024 and September 10, 2024, holders of 28,119,098, 1,339,804, 2,372,565 and 2,512,919 Class A ordinary shares, respectively, properly exercised their right to redeem their shares for cash. As of December 31, 2024 and 2023, there were 155,614 and 5,041,098 Class A ordinary shares issued and outstanding, respectively. All Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024, there were 8,625,000 Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law or stock exchange rule; provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the Initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the Company’s management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

Note 8 - Warrants

As of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

Redemption of warrants for cash when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the Public Warrants for cash (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, as described above, management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Except as set forth below, none of the private placement warrants will be redeemable by the Company so long as they are held by the Sponsor or its permitted transferees.

Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00.

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the agreed redemption date and the “fair market value” of the Company’s Class A ordinary shares;

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2025
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$4,644,850
Derivative warrant liabilities – Private placement warrants	$—	$—	$2,456,990

	March 31, 2025
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$1,190,250
Derivative warrant liabilities - Private placement warrants	$—	$—	$630,120

	September 30, 2024
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$1,173,000
Derivative warrant liabilities – Private placement warrants	$—	$—	$621,220

	June 30, 2024
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$1,144,250
Derivative warrant liabilities - Private placement warrants	$—	$—	$607,570

	March 31, 2024
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$1,037,300
Derivative warrant liabilities – Private placement warrants	$—	$—	$549,430

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. The estimated fair value of the Public and Private Warrants transferred from a Level 2 measurement to a Level 3 fair value measurement, due to the delisting of the shares, during the three months ended March 31, 2024 was $1,037,300 and $356,000, respectively. There were no transfers from any level for the three and six months ended June 30, 2025, three months ended March 31, 2025, three months ended September 30, 2024, and the three months ended June 30, 2024.

Level 1 assets include investments in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants issued in connection with the Initial Public Offering was estimated using a Lattice model and the Private Placement Warrants were estimated using Lattice model. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrants’ traded market price will be used as the fair value. The estimated fair value of the Public Warrants, prior to being traded in an active market, and of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Any changes in these assumptions can change the valuation significantly.

For the three and six months ended June 30, 2025, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $5.3 million presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations. For the three months ended March 31, 2025, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $2,000 presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $42,000 and $0.7 million presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations For the three and six months ended June 30, 2024, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $0.1 million and $0.7 million presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations. For the three months ended March 31, 2024, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $0.5 million presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations.

Note 10 - Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30,	March 31,	September 30,	June 30,	March 31,
	2025	2025	2024	2024	2024
Investments held in Trust Account	$1,840,768	$1,826,148	$1,795,733	$30,214,699	$29,654,438
Cash	$—	$—	$10,424	$10,423	$10,421

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
General and administrative expenses	$1,155,981	$1,171,427

For the three months ended March 31, 2025
General and administrative expenses	$15,445

	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
General and administrative expenses	$714,235	$1,899,190

	For the three months ended June 30, 2024	For the six months ended June 30, 2024
General and administrative expenses	$87,119	$1,184,955

For the three months ended March 31, 2024
General and administrative expenses	$1,097,836

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the consolidated statements of operations and described within their respective disclosures.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were issued.  Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On July 22, 2025, the Company entered into a Merger Agreement with iRocket Technologies, Inc., a Delaware corporation (“Holdco”), iRocket Merger Sub, LLC, a Delaware limited liability company (“Holdco Merger Sub”), BPGC Merger Sub, Inc., a Delaware corporation (“Acquiror Merger Sub”), and Innovative Rocket Technologies Inc.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on November 28, 2025.

BPGC Acquisition Corp.

By:	/s/ Nadim Qureshi
Name:	Nadim Qureshi
Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Nadim Qureshi and Stephen J. Toy and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nadim Qureshi
Name:	Nadim Qureshi
Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	November 28, 2025

/s/ Stephen J. Toy
Name:	Stephen J. Toy
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	November 28, 2025

/s/ Lord William Astor
Name:	Lord William Astor
Title:	Director
Date:	November 28, 2025

/s/ Larry Kudlow
Name:	Larry Kudlow
Title:	Director
Date:	November 28, 2025

/s/ Nick Peterson
Name:	Nick Peterson
Title:	Director
Date:	November 28, 2025