Form 10-K/A
period 2024-12-31
BPGC Acquisition Corp.
filed 2026-01-07
CIK 1841610

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (347) 439-6664

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

As of January 6, 2026, there were 4,455,614 Class A ordinary shares, $0.0001 par value, and 4,325,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

BPGC Acquisition Corp. (formerly known as Ross Acquisition Corp II, the “Company”) filed a comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2023 and 2024 and the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025 (the “Original Comprehensive Form 10-K” or “Original Annual Report”) as part of its effort to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Original Comprehensive Form 10-K was the Company’s first periodic filing with the Securities and Exchange Commission (“SEC”) since the filing of its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, filed on November 20, 2023. Included in the Original Comprehensive Form 10-K are the Company’s audited financial statements for the fiscal years ended December 31, 2023 and 2024, which have not been previously filed with the SEC. In addition, the Original Comprehensive From 10-K also includes select, unaudited quarterly financial information for 2024 and 2025.

AMENDMENT

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2026, the Company’s management, with oversight of the audit committee of the Company’s board of directors, concluded that the Company’s audited financial statements for the year ended December 31, 2024, and unaudited quarterly financial information for the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025 (collectively, the “Restated Periods”), each as set forth in the Original Comprehensive Form 10-K, should no longer be relied upon because they did not properly reflect the voluntary conversion by Ross Holding Company LLC (the “Sponsor”) of 4,300,000 Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”), of the Company, into 4,300,000 Class A ordinary shares, par value $0.0001 per share, of the Company, on March 15, 2024 (the “2024 Conversion” and such Class A Ordinary Shares, the “Class A Conversion Shares”).

The Company is filing this Amendment No. 1 to the Comprehensive Form 10-K (this “Amended Comprehensive Form 10-K/A”) to amend and restated certain information in the Original Comprehensive Form 10-K of the Company filed with the SEC on November 28, 2025 to properly reflect the 2024 Conversion. The Class A Conversion Shares are subject to the same restrictions as applied to the Class B Ordinary Shares prior to the 2024 Conversion. In particular, the Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve an initial business combination and its right to receive any distribution from the Trust Account (as defined below) with respect to such Class A Conversion Shares. For the avoidance of doubt, such Class A Conversion Shares will not be Public Shares (as defined below). Properly reflecting the 2024 Conversion results in adjustments to the consolidated balance sheets as of December 31, 2024, March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025, and to the consolidated statements of change in shareholders’ deficit for the year ended December 31, 2024 and the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025. In addition, properly reflecting the 2024 Conversion results in an adjustment to the presentation of earnings per share for the year ended December 31, 2024 and the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025. There is no change to earnings per share as reported in the Original Comprehensive Form 10-K, but the weighted shares outstanding were adjusted and are presented on an as-adjusted basis within this Amended Comprehensive Form 10-K/A.

Items Amended in this Amended Comprehensive Form 10-K/A

This Amended Comprehensive Form 10-K/A sets forth the Original Comprehensive Form 10-K, as amended and restated, in its entirety. Except as required to reflect the restated amounts, related disclosures and updates to the Company’s assessment of internal control over financial reporting and disclosure controls and procedures, there were no changes to any other parts of the Original Comprehensive Form 10-K, and this Amended Comprehensive Form 10-K/A does not reflect events occurring after the date of the Original Comprehensive Form 10-K. In particular, only the following items have been amended:

●	Part I, Item 1A. Risk Factors

●	Part II, Item 8. Financial Statements and Supplementary Data

●	Part II, Item 9A. Controls and Procedures

●	Part IV, Item 15. Exhibits and Financial Statement Schedules

The exhibit list included in Part IV, Item 15 “Exhibits and Financial Statement Schedules” herein has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. In accordance with applicable SEC rules, this Amended Comprehensive Form 10-K/A also includes an updated signature page and Report of Independent Registered Public Accounting Firm.

Except as expressly provided herein, this Amended Comprehensive Form 10-K/A speaks only as of the date the Original Comprehensive Form 10-K was filed, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Comprehensive Form 10-K to give effect to any subsequent events. Among other things, forward-looking statements made in the Original Comprehensive Form 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Comprehensive Form 10-K. Accordingly, this Amended Comprehensive Form 10-K/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Comprehensive Form 10-K.

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

During the course of preparing the Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023, we identified a waiver of deferred underwriter commissions which was executed during the three months ended March 31, 2023 and not accounted for. In January 2023, we received a waiver from one of the underwriters in which it indicated that it waived its entitlement to the payment of any deferred discount to be paid under the terms of the underwriting agreement. The Company determined this error was material to the Quarterly Report on Form 10-Q for the three months ended March 31, 2023, as further discussed in our Quarterly Report on Form 10-Q for the period ended June 30, 2023, under Note 2 to the Financial Statements – Restatement to Prior Period Financial Statements. As part of such process, the Company identified a material weakness in its internal controls over financial reporting related to ineffective review controls over the consolidated financial statement preparation process including the review of new agreements, which led to the restatement of the specified financial statements.

Additionally, the Company was unable to timely file the periodic financial reports required under the Exchange Act. The Company filed the Original Comprehensive Form 10-K for the year ended December 31, 2024 as well as the interim period financial statements for March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025 beyond their required due dates. Further, on January 6, 2026, our audit committee, in consultation with our management, concluded that the Company’s audited financial statements for the year ended December 31, 2024, and unaudited quarterly financial information for the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025, each as set forth in the Original Comprehensive Form 10-K, should no longer be relied upon because they did not properly reflect the 2024 Conversion by the Sponsor. The material weakness in internal controls over financial reporting related to ineffective review controls over the consolidated financial statement preparation process including the review of new agreements, led to the restatement of the financial statements for the Restated Periods.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the periods covered by this Annual Report, Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by this Annual Report due to material weaknesses in our internal control over financial reporting. The material weakness identified relate to ineffective review controls over the consolidated financial statement preparation process including the review of new agreements, which led to the restatement of the prior quarter statements and the restatement of the Restated Periods as set forth in this Amended Comprehensive Form 10-K/A.

In light of these material weaknesses, we are working to enhance our processes to identify and appropriately apply applicable accounting requirements to better identify and evaluate agreements that affect our consolidated financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. As evidenced by the restatement of the Restated Periods in this Amended Comprehensive Form 10-K/A, the elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to financial reporting, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Exhibit Number	Description
3.1***	Amended and Restated Memorandum and Articles of Association, as amended March 13, 2023, September 15, 2023, March 15, 2024 and September 26, 2024.

4.1	Specimen Unit Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.2	Specimen Class A Ordinary Share Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.3	Specimen Warrant Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.4	Warrant Agreement, dated March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

4.5***	Description of the Company’s Securities.

10.1	Form of Letter Agreement, dated March 16, 2021, by and among the Company, its each of its executive officers and its directors, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.2	Letter Agreement, dated March 16, 2021, between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.3	Form of Indemnity Agreement, dated March 16, 2021, between the Company and each of its officers and directors, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.4	Investment Management Trust Agreement, dated March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.5	Registration and Shareholders Rights Agreement, dated March 16, 2021, by and among the Company, Ross Holding Company LLC and the other holders party thereto, as trustee, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.6	Private Placement Warrants Purchase Agreement, dated March 11, 2021, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.7	Administrative Services Agreement, dated March 16, 2021, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.8	Securities Subscription Agreement, dated January 22, 2021, between the Registrant and the Sponsor, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

19.1***	Insider Trading Policy.

21.1***	List of Subsidiaries.

24.1***	Power of Attorney (including on the signature page to the Original Comprehensive Form 10-K).

31.1*	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1***	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	Previously filed.

Item 16. Form 10-K Summary.

None.

BPGC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

BPGC Acquisition Corp. formerly known as Ross Acquisition Corp. II:

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

Emphasis of the Matter – Restatement of Audited Financial Statements

As discussed in Note 2 to the financial statements, the 2024 financial statements have been restated to correct a misstatement.

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

New York, New York

November 28, 2025, except for Class A and B ordinary share conversion (Note 2), as to which the date is January 6, 2026

PCAOB Number 100

BPGC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2024 AND 2023

	December 31,
	2024	2023
	(as restated)
Assets:
Current assets:
Cash	$—	$10,420
Prepaid expenses	2,500	2,500
Total current assets	2,500	12,920
Cash held in Trust Account	1,811,803	55,054,019
Total Assets	$1,814,303	$55,066,939

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,182,929	$2,279,788
Accrued expenses	526,954	5,245,293
Due to related party	—	319,634
Note payable - related party	—	300,000
Total current liabilities	1,709,883	8,144,715
Derivative warrant liabilities	1,818,070	1,046,000
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	9,565,453	15,228,215

Commitments and Contingencies (see Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 155,614 and 5,041,098 shares at redemption value of approximately $11.00 and $10.90 per share as of December 31, 2024 and 2023, respectively	1,711,803	54,954,019

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2024 and 2023	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	430	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 and 8,625,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	433	863
Additional paid-in capital	3,276,427	—
Accumulated deficit	(12,740,243)	(15,116,158)
Total shareholders’ deficit	(9,462,953)	(15,115,295)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,814,303	$55,066,939

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	For the Year Ended December 31,
	2024	2023
	(restated)
General and administrative expenses	$689,672	$2,236,658
Forgiveness of debt	(3,574,933)	—
General and administrative expenses - related party	—	120,000
Gain (loss) from operations	2,885,261	(2,356,658)
Other (expense) income, net:
Change in fair value of derivative warrant liabilities	(772,070)	(174,330)
Income from interest in operating account	5	8
Gain on waived deferred underwriter commission	—	457,625
Gain from extinguishment of note payable	—	990,000
Gain from extinguishment of extension loans	893,055	—
Income from cash and investments held in Trust Account	1,212,294	5,584,168
Net income	$4,218,545	$4,500,813

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	5,901,476	11,534,919
Basic and diluted net income per share, Class A ordinary share	$0.38	$0.22

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	5,206,148	8,625,000
Basic and diluted net income per share, Class B ordinary share	$0.38	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2022	—	$—	8,625,000	$863	$—	$(18,322,677)	$(18,321,814)
Net income	—	—	—	—	—	4,500,813	4,500,813
Increase in redemption value of Class A ordinary shares subject to possible redemption (restated)	—	—	—	—	—	(1,294,294)	(1,294,294)
Balance - December 31, 2023	—	—	8,625,000	863	—	(15,116,158)	(15,115,295)
Conversion of Class B ordinary shares to Class A ordinary shares	4,300,000	430	(4,300,000)	(430)	—	—	—
Capital contribution	—	—	—	—	3,276,427	—	3,276,427
Net income	—	—	—	—	—	4,218,545	4,218,545
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,842,630)	(1,842,630)
Balance - December 31, 2024 (as restated)	4,300,000	$430	4,325,000	$433	$3,276,427	$(12,740,243)	$(9,462,953)

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

Note 2 - Restatement of Previously Issued Financial Statements

In connection with preparation of the Company’s financial statements as of September 30, 2025, an error was discovered in the Company’s financial statements as of March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025, management identified errors made in its historical financial statements where, the Company did not record the one for one conversion of Class B ordinary shares into Class A ordinary shares that occurred on March 15, 2024.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025 (the “Affected Quarterly Periods”) and also within the Company’s Form 10-K for the year ended December 31, 2024 (the “Affected Annual Period”). Therefore, the Company concluded that the Affected Quarterly Periods and Affected Annual Period should be restated to reflect the one for one conversion of Class B ordinary shares to Class A ordinary shares.

There has been no change in the Company’s total assets, liabilities or operating results.

Earnings per share was not impacted and remained the same, however the weighted average shares for Class A ordinary shares and Class B ordinary shares did change as well as the allocation of net income (loss) due to the error (see note 3).

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables:

Consolidated balance sheet as of December 31, 2024	As Previously Reported	Adjustment	Restated
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 shares issued and outstanding as of December 31, 2024	$—	$430	$430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of December 31, 2024	$863	$(430)	$433

Statement of changes in shareholders' deficit for the year ended December 31, 2024	As Previously Reported	Adjustment	Restated
Class A Shares	—	4,300,000	4,300,000
Class A Amount	$—	$430	$430
Class B Shares	8,625,000	(4,300,000)	4,325,000
Class B Amount	$863	$(430)	$433

Consolidated statement of operations for the year ended December 31, 2024	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	2,482,623	3,418,853	5,901,476
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-3,418,852	5,206,148

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

Cash and Investments Held in the Trust Account

The Company’s Trust Account consists of cash as of December 31, 2024 and 2023.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets, except for the warrant liabilities (see Note 10).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company determined that the Public Warrants and Private Placement Warrants are precluded from equity classification and are reflected on the consolidated balance sheets as Derivative warrant liabilities. See Note 9 for valuation methodology of warrants.

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

Net Income per Ordinary Share (as restated)

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share:

	For the Year Ended December 31,
	2024		2023
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (as restated)	$2,241,311	$1,977,234	$2,575,234	$1,925,579
Denominator:
Basic and diluted weighted average ordinary shares outstanding (as restated)	5,901,476	5,206,148	11,534,919	8,625,000
Basic and diluted net income per ordinary share	$0.38	$0.38	$0.22	$0.22

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

On March 15, 2024, the Sponsor elected to convert 4,300,000 Class B Ordinary Shares out of the 8,625,000 outstanding Class B Ordinary Shares held into Class A Ordinary Shares, on a one-for-one basis. The converted shares are subject to the same restrictions as prior to the conversion.

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

Note 6 - Commitments and Contingencies

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.  The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.  In connection with the vote to approve the Second Extension Redemption Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. In connection with the vote to approve the Third Extension Redemption Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. In connection with the vote to approve the Fourth Extension Redemption Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. As of December 31, 2024 and 2023, there were 4,300,000 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 155,614 and 5,041,098 of Class A ordinary shares subject to possible redemption that have been classified as temporary equity.

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

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the vote to approve the First, Second, Third and Fourth Extension Amendment Proposal on March 15, 2023, September 13, 2023, March 6, 2024 and September 10, 2024, holders of 28,119,098, 1,339,804, 2,372,565 and 2,512,919 Class A ordinary shares, respectively, properly exercised their right to redeem their shares for cash. As of December 31, 2024 and 2023, there were 4,300,000 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 155,614 and 5,041,098 of Class A ordinary shares subject to possible redemption that have been classified as temporary equity (see Note 7).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 4,325,000 and 8,625,000 Class B ordinary shares issued and outstanding, respectively.

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

Note 9 - Warrants

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

Note 11 - Segment Information

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

Note 12 - Subsequent Events

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

BPGC ACQUISITION CORP.

INTERIM CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,	September 30,	June 30,	March 31,
	2025	2025	2024	2024	2024
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Assets:
Current assets:
Cash	$-	$-	$10,424	$10,423	$10,421
Prepaid expenses	20,829	10,000	5,000	7,500	10,000
Total current assets	20,829	10,000	15,424	17,923	20,421
Investments held in Trust Account	1,840,768	1,826,148	1,795,733	30,214,699	29,654,438
Total Assets	$1,861,597	$1,836,148	$1,811,157	$30,232,622	$29,674,859

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,223,326	$1,199,632	$1,672,252	$2,370,604	$2,363,597
Accrued expenses	1,676,312	533,196	4,824,781	6,295,587	6,217,975
Due to related party	-	-	-	368,479	368,479
Note payable - related party	-	-	-	770,224	530,056
Total current liabilities	2,899,638	1,732,828	6,497,033	9,804,894	9,480,107
Derivative warrant liabilities	7,101,840	1,820,370	1,794,220	1,751,820	1,586,730
Deferred underwriting commissions	6,037,500	6,037,500	6,037,500	6,037,500	6,037,500
Total liabilities	16,038,978	9,590,698	14,328,753	17,594,214	17,104,337

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 155,614, 155,614, 155,614, 2,668,533, and 2,668,533 shares at redemption value of approximately $11.19, $11.09, $10.90, $11.29 and $11.08 per share as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024, respectively	1,740,768	1,726,148	1,695,733	30,114,699	29,554,438

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024	-	-	-	-	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 issued and outstanding as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024	430	430	430	430	430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024	433	433	433	433	433
Additional paid-in capital	3,276,427	3,276,427	3,286,653	-	-
Accumulated deficit	(19,195,439)	(12,757,988)	(17,500,845)	(17,477,154)	(16,984,779)
Total shareholders’ deficit	(15,918,149)	(9,480,698)	(14,213,329)	(17,476,291)	(16,983,916)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,861,597	$1,836,148	$1,811,157	$30,232,622	$29,674,859

See accompanying notes to the interim consolidated financial statements.

BPGC ACQUISITION CORP.
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025	For the three months ended March 31, 2025	For the three months ended September 30, 2024	For the nine months ended September 30, 2024	For the three months ended June 30, 2024	For the six months ended June 30, 2024	For the three months ended March 31, 2024
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
General and administrative expenses	$1,155,981	$1,171,427	$15,445	$714,235	$1,899,190	$87,119	$1,184,955	$1,097,836
General and administrative expenses - related party	-	-	-	-	-	-	-	-
Loss from operations	(1,155,981)	(1,171,427)	(15,445)	(714,235)	(1,899,190)	(87,119)	(1,184,955)	(1,097,836)
Other income (expenses):
Change in fair value of derivative warrant liabilities	(5,281,470)	(5,283,770)	(2,300)	(42,400)	(748,220)	(165,090)	(705,820)	(540,730)
Gain from extinguishment of debt	-	-	-	893,055	893,055	-	-	-
Income from interest in operating account	-	-	-	1	4	2	3	1
Income from investments held in Trust Account	14,620	28,965	14,345	314,398	1,196,224	320,093	881,826	561,733
Net (loss) income	$(6,422,831)	$(6,426,232)	$(3,400)	$450,819	$(558,127)	$67,886	$(1,008,946)	$(1,076,832)

Weighted average shares outstanding of Class A ordinary shares basic and diluted	4,455,614	4,455,614	4,455,614	6,859,276	6,386,947	6,968,533	6,148,188	5,327,843
Basic and diluted net (loss) income per share, Class A ordinary share	$(0.73)	$(0.73)	$(0.00)	$0.04	$(0.05)	$0.01	$(0.08)	$(0.08)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,325,000	4,325,000	4,325,000	4,325,000	5,502,007	4,325,000	6,096,978	7,868,956
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.73)	$(0.73)	$(0.00)	$0.04	$(0.05)	$0.01	$(0.08)	$(0.08)

See accompanying notes to the interim consolidated financial statements.

BPGC ACQUISITION CORP.
INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	-	$-	8,625,000	$863	$-	$(15,116,158)	$(15,115,295)

Conversion of Class B ordinary shares to Class A ordinary shares	4,300,000	430	(4,300,000)	(430)	-	-	-
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(791,789)	(791,789)
Net loss	-	-	-	-		(1,076,832)	(1,076,832)
Balance - March 31, 2024 (as restated)	4,300,000	430	4,325,000	433	-	(16,984,779)	(16,983,916)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(560,261)	(560,261)
Net income	-	-	-	-		67,886	67,886
Balance - June 30, 2024 (as restated)	4,300,000	430	4,325,000	433	-	(17,477,154)	(17,476,291)
Contribution of capital	-	-	-	-	3,286,653	-	3,286,653
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(474,510)	(474,510)
Net income	-	-	-	-	-	450,819	450,819
Balance - September 30, 2024 (as restated)	4,300,000	430	4,325,000	433	3,286,653	(17,500,845)	(14,213,329)
Contribution of capital	-	-	-	-	(10,226)	-	(10,226)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(16,070)	(16,070)
Net income	-	-	-	-	-	4,776,672	4,776,672
Balance - December 31, 2024 (as restated)	4,300,000	430	4,325,000	433	3,276,427	(12,740,243)	(9,462,953)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(14,345)	(14,345)
Net loss	-	-	-	-	-	(3,400)	(3,400)
Balance - March 31, 2025 (as restated)	4,300,000	430	4,325,000	433	3,276,427	(12,757,988)	(9,480,698)
Increase in redemption value of Class A ordinary shares subject to possible redemption	-	-	-	-	-	(14,620)	(14,620)
Net loss	-	-	-	-	-	(6,422,831)	(6,422,831)
Balance - June 30, 2025 (as restated)	4,300,000	$430	4,325,000	$433	$3,276,427	$(19,195,439)	$(15,918,149)

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

Cash and Investments Held in the Trust Account

The Company’s Trust Account consists of cash as of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the consolidated balance sheets, except for the warrant liabilities (see Note 10).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The Company determined that the Public Warrants and Private Placement Warrants are precluded from equity classification and are reflected on the consolidated balance sheets as Derivative warrant liabilities. See Note 9 for valuation methodology of warrants.

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

Net (Loss) Income per Ordinary Share (as restated)

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income (as restated)	$(3,259,186)	$(3,163,645)	$41,888	$25,998	$(3,260,911)	$(3,165,320)	$(506,583)	$(502,363)

Denominator:
Basic and diluted weighted average common shares outstanding (as restated)	4,455,614	4,325,000	6,968,533	4,325,000	4,455,614	4,325,000	6,148,188	6,096,978
Basic and diluted net (loss) income per common share	$(0.73)	$(0.73)	$0.01	$0.01	$(0.73)	$(0.73)	$(0.08)	$(0.08)

	For the Three Months Ended March 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss (as restated)	$(1,725)	$(1,675)	$(434,741)	$(642,091)
Denominator:
Basic and diluted weighted average ordinary shares outstanding (as restated)	4,455,614	4,325,000	5,327,843	7,868,956
Basic and diluted net loss per ordinary share	$(0.00)	$(0.00)	$(0.08)	$(0.08)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024		2024
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) per ordinary share:
Numerator:
Allocation of net (loss) (as restated)	$276,486	$174,333	$(299,835)	$(258,292)
Denominator:
Basic and diluted weighted average ordinary shares outstanding (as restated)	6,859,276	4,325,000	6,386,947	5,502,007
Basic and diluted net (loss) per ordinary share	$0.04	$0.04	$(0.05)	$(0.05)

Note 2 - Restatement of Previously Issued Financial Statements

In connection with preparation of the Company’s financial statements as of September 30, 2025, an error was discovered in the Company’s financial statements as of March 31, 2024, June 30, 2024, September 30, 2024, December 31, 2024, March 31, 2025 and June 30, 2025, management identified errors made in its historical financial statements where, the Company did not record the one for one conversion of Class B ordinary shares into Class A ordinary shares that occurred on March 15, 2024.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025 (the “Affected Quarterly Periods”) and also within the Company’s Form 10-K for the year ended December 31, 2024 (the “Affected Annual Period”). Therefore, the Company concluded that the Affected Quarterly Periods and Affected Annual Period should be restated to reflect the one for one conversion of Class B ordinary shares to Class A ordinary shares.

There has been no change in the Company’s total assets, liabilities or operating results.

Earnings per share was not impacted and remained the same, however the weighted average shares for Class A ordinary shares and Class B ordinary shares did change as well as the allocation of net income (loss) due to the error (see note 1).

The impact of the restatement on the Company’s historical financial statements is reflected in the following tables:

Consolidated balance sheet as of March 31, 2024	As Previously Reported	Adjustment	Restated
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 shares issued and outstanding as of March 31, 2024	$—	$430	$430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of March 31, 2024	$863	$(430)	$433

Consolidated balance sheet as of June 30, 2024	As Previously Reported	Adjustment	Restated
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 shares issued and outstanding as of June 30, 2024	$—	$430	$430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of June 30, 2024	$863	$(430)	$433

Consolidated balance sheet as of September 30, 2024	As Previously Reported	Adjustment	Restated
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 shares issued and outstanding as of September 30, 2024	$—	$430	$430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of September 30, 2024	$863	$(430)	$433

Consolidated balance sheet as of March 31, 2025	As Previously Reported	Adjustment	Restated
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 shares issued and outstanding as of March 31, 2025	$—	$430	$430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of March 31, 2025	$863	$(430)	$433

Consolidated balance sheet as of June 30, 2025	As Previously Reported	Adjustment	Restated
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 shares issued and outstanding as of June 30, 2025	$—	$430	$430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of June 30, 2025	$863	$(430)	$433

Consolidated statement of changes in shareholders' deficit for the three months ended March 31, 2024	As Previously Reported	Adjustment	Restated
Class A Shares	—	4,300,000	4,300,000
Class A Amount	$—	$430	$430
Class B Shares	8,625,000	(4,300,000)	4,325,000
Class B Amount	$863	$(430)	$433

Consolidated statement of changes in shareholders' deficit for the six months ended June 30, 2024	As Previously Reported	Adjustment	Restated
Class A Shares	—	4,300,000	4,300,000
Class A Amount	$—	$430	$430
Class B Shares	8,625,000	(4,300,000)	4,325,000
Class B Amount	$863	$(430)	$433

Consolidated statement of changes in shareholders' deficit for the nine months ended September 30, 2024	As Previously Reported	Adjustment	Restated
Class A Shares	—	4,300,000	4,300,000
Class A Amount	$—	$430	$430
Class B Shares	8,625,000	(4,300,000)	4,325,000
Class B Amount	$863	$(430)	$433

Consolidated statement of changes in shareholders' deficit for the three months ended March 31, 2025	As Previously Reported	Adjustment	Restated
Class A Shares	—	4,300,000	4,300,000
Class A Amount	$—	$430	$430
Class B Shares	8,625,000	(4,300,000)	4,325,000
Class B Amount	$863	$(430)	$433

Consolidated statement of changes in shareholders' deficit for the six months ended June 30, 2025	As Previously Reported	Adjustment	Restated
Class A Shares	—	4,300,000	4,300,000
Class A Amount	$—	$430	$430
Class B Shares	8,625,000	(4,300,000)	4,325,000
Class B Amount	$863	$(430)	$433

Consolidated statement of operations for the three months ended March 31, 2024	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	4,571,799	756,044	5,327,843
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-756,044	7,868,956

Consolidated statement of operations for the three months ended June 30, 2024	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	2,668,533	4,300,000	6,968,533
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-4,300,000	4,325,000

Consolidated statement of operations for the six months ended June 30, 2024	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	3,620,166	2,528,022	6,148,188
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-2,528,022	6,096,978

Consolidated statement of operations for the three months ended September 30, 2024	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	2,560,967	4,298,309	6,859,276
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-4,300,000	4,325,000

Consolidated statement of operations for the nine months ended September 30, 2024	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	3,263,955	3,122,992	6,386,947
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-3,122,993	5,502,007

Consolidated statement of operations for the three months ended March 31, 2025	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	155,614	4,300,000	4,455,614
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-4,300,000	4,325,000

Consolidated statement of operations for the three months ended June 30, 2025	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	155,614	4,300,000	4,455,614
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-4,300,000	4,325,000

Consolidated statement of operations for the six months ended June 30, 2025	As Previously Reported	Adjustment	Restated
Weighted average shares outstanding of Class A ordinary shares	155,614	4,300,000	4,455,614
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	8,625,000	-4,300,000	4,325,000

Note 3 - Liquidity and Going Concern

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

On March 15, 2024, the Sponsor elected to convert 4,300,000 Class B Ordinary Shares out of the 8,625,000 outstanding Class B Ordinary Shares held into Class A Ordinary Shares, on a one-for-one basis. The converted shares are subject to the same restrictions as prior to the conversion.

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

Note 6 - Commitments and Contingencies

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

Note 7 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.  The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.  In connection with the vote to approve the Second Extension Redemption Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. In connection with the vote to approve the Third Extension Redemption Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. In connection with the vote to approve the Fourth Extension Redemption Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. As of December 31, 2024 and 2023, there were 4,300,000 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 155,614 and 5,041,098 of Class A ordinary shares subject to possible redemption that have been classified as temporary equity.

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

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the vote to approve the First, Second, Third and Fourth Extension Amendment Proposal on March 15, 2023, September 13, 2023, March 6, 2024 and September 10, 2024, holders of 28,119,098, 1,339,804, 2,372,565 and 2,512,919 Class A ordinary shares, respectively, properly exercised their right to redeem their shares for cash. As of December 31, 2024 and 2023, there were 4,300,000 and 0 Class A ordinary shares issued and outstanding, respectively, excluding 155,614 and 5,041,098 of Class A ordinary shares are subject to possible redemption that have been classified as temporary equity (see Note 7).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2025, March 31, 2025, September 30, 2024, June 30, 2024 and March 31, 2024, there were 4,325,000 Class B ordinary shares issued and outstanding.

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

Note 9 - Warrants

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

Note 11 - Segment Information

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

Note 12 - Subsequent Events

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

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on January 6, 2026.

BPGC Acquisition Corp.

By:	/s/ Nadim Qureshi
Name:	Nadim Qureshi
Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Nadim Qureshi
Name:	Nadim Qureshi
Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	January 6, 2026

/s/ Stephen J. Toy
Name:	Stephen J. Toy
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	January 6, 2026

*
Name:	Lord William Astor
Title:	Director
Date:	January 6, 2026

*
Name:	Larry Kudlow
Title:	Director
Date:	January 6, 2026

*
Name:	Nick Peterson
Title:	Director
Date:	January 6, 2026

*By:	/s/ Nadim Qureshi
Name:	Nadim Qureshi
Title:	Attorney-In-Fact