Form 10-Q
period 2025-09-30
BPGC Acquisition Corp.
filed 2026-01-07
CIK 1841610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-40201

BPGC Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1578557
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1177 Avenue of the Americas, 5th Floor New York, New York	10036
(Address of principal executive offices)	(Zip Code)

(347) 439-6664

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☐ NO ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

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

BPGC ACQUISITION CORP.

Form 10-Q

For The Quarterly Period Ended September 30, 2025

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets:
Current assets:
Prepaid expenses	$14,330	$2,500
Total current assets	14,330	2,500
Investments held in Trust Account	1,855,519	1,811,803
Total Assets	$1,869,849	$1,814,303

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,194,419	$1,182,929
Accrued expenses	2,778,131	526,954
Total current liabilities	3,972,550	1,709,883
Derivative warrant liabilities	12,665,330	1,818,070
Deferred underwriting commissions	6,037,500	6,037,500
Total liabilities	22,675,380	9,565,453

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 155,614 and 155,614 shares at redemption value of approximately $11.28 and $11.00 per share as of September 30, 2025 and December 31, 2024, respectively	1,755,519	1,711,803

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2025 and December 31, 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 shares issued or outstanding as of September 30, 2025 and December 31, 2024	430	430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	433	433
Additional paid-in capital	3,276,427	3,276,427
Accumulated deficit	(25,838,340)	(12,740,243)
Total shareholders’ deficit	(22,561,050)	(9,462,953)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,869,849	$1,814,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
General and administrative expenses	$1,079,411	$714,235	$2,250,837	$1,899,190
Loss from operations	(1,079,411)	(714,235)	(2,250,837)	(1,899,190)
Other income (loss):
Change in fair value of derivative warrant liabilities	(5,563,490)	(42,400)	(10,847,260)	(748,220)
Gain from extinguishment of debt	—	893,055	—	893,055
Income from interest in operating account	—	1	—	4
Income from investments held in Trust Account	14,751	314,398	43,716	1,196,224
Net (loss) income	$(6,628,150)	$450,819	$(13,054,381)	$(558,127)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	4,455,614	6,859,276	4,455,614	6,386,947
Basic and diluted net (loss) income per share, Class A ordinary share	$(0.75)	$0.04	$(1.49)	$(0.05)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,325,000	4,325,000	4,325,000	5,502,007
Basic and diluted net (loss) income per share, Class B ordinary share	$(0.75)	$0.04	$(1.49)	$(0.05)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	4,300,000	$430	4,325,000	$433	$3,276,427	$(12,740,243)	$(9,462,953)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(14,345)	(14,345)
Net loss	—	—	—	—	—	(3,400)	(3,400)
Balance - March 31, 2025	4,300,000	430	4,325,000	433	3,276,427	(12,757,988)	(9,480,698)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(14,620)	(14,620)
Net loss	—	—	—	—	—	(6,422,831)	(6,422,831)
Balance - June 30, 2025	4,300,000	430	4,325,000	433	3,276,427	(19,195,439)	(15,918,149)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(14,751)	(14,751)
Net loss	—	—	—	—	—	(6,628,150)	(6,628,150)
Balance - September 30, 2025	4,300,000	$430	4,325,000	$433	$3,276,427	$(25,838,340)	$(22,561,050)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	8,625,000	$863	$—	$(15,116,158)	$(15,115,295)
Conversion of Class B ordinary shares to Class A ordinary shares	4,300,000	430	(4,300,000)	(430)	—	—	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(791,789)	(791,789)
Net loss	—	—	—	—	—	(1,076,832)	(1,076,832)
Balance - March 31, 2024	4,300,000	430	4,325,000	433	—	(16,984,779)	(16,983,916)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(560,261)	(560,261)
Net income	—	—	—	—	—	67,886	67,886
Balance - June 30, 2024	4,300,000	430	4,325,000	433	—	(17,477,154)	(17,476,291)
Contribution of capital	—	—	—	—	3,286,653	—	3,286,653
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(474,510)	(474,510)
Net income	—	—	—	—	—	450,819	450,819
Balance - September 30, 2024	4,300,000	$430	4,325,000	$433	$3,286,653	$(17,500,845)	$(14,213,329)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30, 2025	For the nine months ended September 30, 2024
Cash Flows from Operating Activities:
Net loss	$(13,054,381)	$(558,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	10,847,260	748,220
Income from investments held in Trust Account	(43,716)	(1,196,224)
Gain from extinguishment of liabilities	—	(893,055)
Changes in operating assets and liabilities:
Prepaid expenses	(11,830)	(2,500)
Accounts payable	11,489	585,519
Accrued expenses	2,251,178	1,217,325
Net cash used in operating activities	—	(98,842)

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	—	55,084,846
Cash deposited in Trust Account	—	(630,336)
Net cash provided by investing activities	—	54,454,510

Cash Flows from Financing Activities:
Proceeds from redemption of Class A Shares	—	(55,084,846)
Proceeds from advance from related party	—	98,846
Proceeds from note payable - related party	—	630,336
Net cash used in financing activities	—	(54,355,664)

Net change in cash	—	4

Cash - beginning of the period	—	10,420
Cash - end of the period	$—	$10,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

BPGC has three wholly owned subsidiaries, APRINOIA Therapeutics Merger Sub 2, Inc. (“Merger Sub 2”), an exempted company incorporated with limited liability under the laws of the Cayman Islands, which was formed on December 21, 2022, APRINOIA Therapeutics Merger Sub 3, Inc. (“Merger Sub 3”), an exempted company incorporated with limited liability under the laws of the Cayman Islands, which was formed on December 21, 2022, and BPGC Merger Sub, Inc. (“Acquiror Merger Sub”), a Delaware corporation, which was formed on July 15, 2025. BPGC and its subsidiaries are collectively referred to as the “Company”.

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company generates no operating revenues and will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Terminated Business Combination

On January 17, 2023, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”), with APRINOIA Therapeutics Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands (“APRINOIA”), APRINOIA Therapeutics Holdings Limited, an exempted company incorporated with limited liability under the laws of the Cayman Islands (“PubCo”), APRINOIA Therapeutics Merger Sub 1, Inc., an exempted company incorporated with limited liability under the laws of the Cayman Islands and a direct wholly owned subsidiary of PubCo (“Merger Sub 1”), Merger Sub 2 and Merger Sub 3 (Merger Sub 3, together with Merger Sub 1 and Merger Sub 2, the “Aprinoia Merger Subs”). The transactions contemplated by the Business Combination Agreement are referred to herein as the “Terminated Business Combination.”

The terms of the Terminated Business Combination and the other transactions contemplated thereby are summarized in the Company’s Current Report on Form 8-K filed with the SEC on January 18, 2023.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Effective as of August 21, 2023 and in accordance with Section 11.01(a) of the Business Combination Agreement, the Company, APRINOIA, PubCo and the Aprinoia Merger Subs mutually agreed to terminate the Business Combination Agreement and, consequently, the other Transaction Documents (as defined in the Business Combination Agreement) pursuant to the terms of a termination agreement entered into by and between each of the parties to the Business Combination Agreement (the “Termination Agreement”).  Further, under the Termination Agreement, each of the Company, Merger Sub 2 and Merger Sub 3 released APRINOIA, PubCo and Merger Sub 1, and each of their representatives, affiliates, agents and assigns, and each of APRINOIA, PubCo and Merger Sub 1 released the Company, Merger Sub 2 and Merger Sub 3, and each of their representatives, affiliates, agents and assigns, for any claims, causes of action, liabilities or damages, except for certain provisions that survive the termination pursuant to the terms of the Business Combination Agreement, or for breaches of the Termination Agreement.  Further details regarding the termination and the Termination Agreement may be found in the Company’s Current Report on Form 8-K filed with the SEC on August 21, 2023.

Merger Agreement with Innovative Rocket Technologies Inc.

On July 22, 2025, the Company entered into a Merger Agreement with iRocket Technologies, Inc., a Delaware corporation (“Holdco”), iRocket Merger Sub, LLC, a Delaware limited liability company (“Holdco Merger Sub”), Acquiror Merger Sub, and Innovative Rocket Technologies Inc (“iRocket”). For additional information see “Item 1. Business—Proposed Business Combination with iRocket” of the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2025, as amended in January 2026 and the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025..

On October 6, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into that certain Amendment to Agreement and Plan of Merger (“Merger Agreement Amendment 1”), pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 6, 2025 to October 31, 2025. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2025.

On October 30, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into that certain Second Amendment to Agreement and Plan of Merger (“Merger Agreement Amendment 2”), pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 31, 2025 to November 30, 2025. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025.

On December 12, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into that certain Third Amendment to Agreement and Plan of Merger (“Merger Agreement Amendment 3”), pursuant to which Section 7.06(a) of the Merger Agreement was amended to extend the deadline for the Company’s securities to be qualified for quotation on the OTC Markets Group from ten (10) Business Days following the filing of the Multi-Year 10-K to December 31, 2025, or such later date as mutually agreed in writing by the Company and iRocket. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2025.

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

Liquidity and Going Concern

As of September 30, 2025, the Company had approximately $0 in its operating bank account and working capital deficit of approximately $4.0 million.

The Company’s liquidity needs through September 30, 2025 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4).

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor.  Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company.  If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company.  Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension note but no proceeds held in the Trust Account would be used to repay the Extension Note.  As of September 30, 2025 and December 31, 2024, the Company had borrowings of $0 and $300,000, respectively, for extension payments (now documented by the Extension Note).

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”).  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. There were no borrowings under this note as of September 30, 2025.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission SEC (“SEC”). Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim consolidated financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2025, since inception are not necessarily indicative of the results that may be expected through December 31, 2025, or any future period.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2025 and December 31, 2024.

Cash and Investments Held in the Trust Account

The Company’s Trust Account consists of cash as of September 30, 2025 and December 31, 2024.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2025, 155,614 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2025 and 2024. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025		2024		2025		2024
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per common share
Numerator:
Allocation of net (loss) income	$(3,363,373)	$(3,264,777)	$276,486	$174,333	$(6,624,284)	$(6,430,097)	$(299,835)	$(258,292)

Denominator:
Basic and diluted weighted average common shares outstanding	4,455,614	4,325,000	6,859,276	4,325,000	4,455,614	4,325,000	6,386,947	5,502,007
Basic and diluted net (loss) income per common share	$(0.75)	$(0.75)	$0.04	$0.04	$(1.49)	$(1.49)	$(0.05)	$(0.05)

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

On November 6, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor.  Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000.  If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any).  The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company.  If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company.  Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note. As of September 30, 2025 and December 31, 2025, the Company had borrowings of $0 and $930,336, respectively, for extension payments (documented by the Extension Note) which was forgiven as part of the Member Agreement, and a contribution of capital of $930,336 was recognized.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”).  On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination.  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.  If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.  Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30 2025 and December 31, 2024, the Company did not have any borrowings related to the Working Capital Loans.

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.  Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.  As a result of the Member Agreement, the Company terminated the administrative support agreement and $300,000 was forgiven at year ended December 31, 2024, and was recorded as a capital contribution on the condensed consolidated statements of shareholders’ deficit.

Due to Related Party

During the three and nine months ended September 30, 2025, management employees paid for Company payables totaling $0 on behalf of the Company. During the three and nine months ended September 30, 2024, management employees paid for Company payables totaling $50,000 and $98,845 on behalf of the Company, respectively.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

In connection with the vote to approve the Extension Amendment Proposal, the Sponsor agreed to deposit into the Trust Account the lesser of (i) $0.03 per Class A Ordinary Share that remains outstanding and is not redeemed or (ii) an aggregate of $90,000 or such Monthly Amount. If a business combination is not consummated by April 16, 2024, the Contributor may, but will not be obligated to, deposit the Monthly Amount for each calendar month (commencing on April 16, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete a business combination until September 16, 2024, resulting in a maximum extension payment of $540,000. If the Contributor advises the Company that it will not deposit the next Monthly Amount, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). As of September 30, 2025, the Company had borrowings of $450,000, respectively, for extension payments (now documented by the Extension Note) which was forgiven as part of the Member Agreement, and a contribution of capital of $450,000 was recognized. As of December 31, 2024, the Company had borrowings of $480,336 which were forgiven as part of the Member Agreement, and a contribution of capital of $480,336 was recognized.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

On January 23, 2023, the Company received a waiver of underwriter fees from a second underwriter in which the underwriter waived the right to receive its deferred underwriting commissions payable upon the consummation of an Initial Business Combination under the terms of the underwriting agreement.

By letter agreement dated October 10, 2025, the second underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement.

Merger Agreement

On July 22, 2025, the Company entered into a Merger Agreement with Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket. For additional information see “Item 1. Business—Proposed Business Combination with iRocket” of the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2025, as amended in January 2026 and the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025..

On October 6, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 1, pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 6, 2025 to October 31, 2025. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on October 10, 2025.

On October 30, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 2, pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 31, 2025 to November 30, 2025, which was filed on November 28, 2025, subsequent to the date of this financial statement. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025.

On December 12, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 3, pursuant to which Section 7.06(a) of the Merger Agreement was amended to extend the deadline for the Company’s securities to be qualified for quotation on the OTC Markets Group from ten (10) Business Days following the filing of the Multi-Year 10-K to December 31, 2025, or such later date as mutually agreed in writing by the Company and iRocket. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2025.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.  The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.  In connection with the vote to approve the Second Extension Redemption Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. In connection with the vote to approve the Third Extension Redemption Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. In connection with the vote to approve the Fourth Extension Redemption Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. As of September 30, 2025 and December 31, 2024, there were 4,300,000 Class A ordinary shares outstanding, excluding 155,614 Class A ordinary shares subject to possible redemption and that have been classified as temporary equity.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2024	$1,711,803
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	14,345

Class A ordinary shares subject to possible redemption as of March 31, 2025	1,726,148
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	14,620

Class A ordinary shares subject to possible redemption as of June 30, 2025	1,740,768
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	14,751

Class A ordinary shares subject to possible redemption as of September 30, 2025	$1,755,519

Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the vote to approve the First, Second, Third and Fourth Extension Amendment Proposal on March 15, 2023, September 13, 2023, March 6, 2024 and September 10, 2024, holders of 28,119,098, 1,339,804, 2,372,565 and 2,512,919 Class A ordinary shares, respectively, properly exercised their right to redeem their shares for cash. As of September 30, 2025 and December 31, 2024, there were 4,300,000 Class A ordinary shares issued and outstanding, excluding 155,614 Class A ordinary shares subject to possible redemption that have been classified as temporary equity (see Note 6).

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 4,325,000 Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law or stock exchange rule, provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination.

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

Note 8 - Warrants

As of September 30, 2025 and December 31, 2024, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	September 30, 2025
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$8,280,000
Derivative warrant liabilities – Private placement warrants	$—	$—	$4,385,330

	December 31, 2024
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$1,187,950
Derivative warrant liabilities – Private placement warrants	$—	$—	$630,120

To value the Public warrants and Private placement warrants, the Company used a lattice model and utilized the following key inputs for the Public and Private placement warrants:

September 30, 2025
Warrant exercise price	$11.50
Term (years)	5.00
Risk-free rate	—%
Business combination probability	15.00%

December 31, 2024
Warrant exercise price	$11.50
Term (years)	5.00
Risk-free rate	4.33%
Business combination probability	2.25%

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers from any level for the three and nine months ended September 30, 2025.

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

For the three and nine months ended September 30, 2025, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $35 million presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations. For the three and nine months ended September 30, 2024, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $42 million and $0.7 million presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations

Note 10 - Segment Information

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	September 30,	December 31,
	2025	2024
Investments held in Trust Account	$1,855,519	$1,811,803

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
General and administrative expenses	$1,079,411	$2,250,837

	For the three months ended September 30, 2024	For the nine months ended September 30, 2024
General and administrative expenses	$714,235	$1,899,190

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the condensed consolidated statements of operations and described within their respective disclosures.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were issued.  Based upon this review, except as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On October 6, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 1, pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 6, 2025 to October 31, 2025.

By letter agreement dated October 10, 2025, the second underwriter of the Company’s Initial Public Offering waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement.

On October 30, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 2, pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 31, 2025 to November 30, 2025, which was filed on November 28, 2025, subsequent to the date of this financial statement.

On December 12, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 3, pursuant to which Section 7.06(a) of the Merger Agreement was amended to extend the deadline for the Company’s securities to be qualified for quotation on the OTC Markets Group from ten (10) Business Days following the filing of the Multi-Year 10-K to December 31, 2025, or such later date as mutually agreed in writing by the Company and iRocket.

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

Business Combination with Innovative Rocket Technologies Inc.

On July 22, 2025, we entered into the Merger Agreement, with Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket. Subject to its terms and conditions, the Merger Agreement provides that (i) on the day prior to the date of the Merger 2 (as defined below), we merge with and into Holdco Merger Sub, with Holdco Merger Sub being the surviving entity and a wholly owned subsidiary of Holdco (“Merger 1”), and (ii) on the day after Merger 1, Acquiror Merger Sub will merge with and into iRocket, with iRocket being the surviving entity (“Merger 2,” together with Merger 1, the “Mergers,” and the Mergers, together with the other transactions contemplated by the Merger Agreement, as amended, the “Proposed Business Combination”). As a result of the Mergers, iRocket will become an indirect wholly-owned subsidiary of Holdco.

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

On October 6, 2025, we, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 1, pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 6, 2025 to October 31, 2025.

On October 30, 2025, we, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered Merger Agreement Amendment 2, pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 31, 2025 to November 30, 2025.

On December 12, 2025, we, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 3, pursuant to which Section 7.06(a) of the Merger Agreement was amended to extend the deadline for the Company’s securities to be qualified for quotation on the OTC Markets Group from ten (10) Business Days following the filing of the Multi-Year 10-K to December 31, 2025, or such later date as mutually agreed in writing by the Company and iRocket.

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

Promissory Notes and Loans Related to the Extensions

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, we issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by us to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of September 30, 2025, and December 31, 2024, we had borrowings of $0 and $450,000 respectively for extension payments.

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

Liquidity and Going Concern

As of September 30, 2025, we had approximately $0 in our operating bank account and working capital deficit of approximately $3.9 million.

Our liquidity needs through September 30, 2025 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the IPO Promissory Note and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the IPO Promissory Note in full on March 19, 2021.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of September 30, 2025, and December 31, 2024, we had borrowings of $0 and $450,000, respectively for extension payments.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) March 16, 2026, or such later date by which the Company must consummate an Initial Business Combination pursuant to its Charter (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. As of September 30, 2025, and December 31, 2024, the Company had borrowed $0, and $0, respectively, from the Sponsor under the Convertible Note. If the Company completes the Proposed Business Combination or another Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into Warrants or other arrangements are made). In the event that the Proposed Business Combination or another Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

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

Results of Operations

Our entire activity from inception to September 30, 2025 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination, including the Proposed Business Combination. We will not be generating any operating revenues until the closing and completion of the Proposed Business Combination or another Initial Business Combination, at the earliest.

For the three months ended September 30, 2025, we had net loss of approximately $6.5 million, which consisted of approximately $1.1 million in general and administrative expenses, approximately $5.6 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $15,000 of income from investments held in the Trust Account.

For the nine months ended September 30, 2025, we had net loss of approximately $13 million, which consisted of approximately $2.3 million in general and administrative expenses, approximately $11 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $44,000 of income from investments held in the Trust Account.

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

Contractual Obligations

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.  Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.  As a result of the Member Agreement, the Company terminated the administrative support agreement and $300,000 was forgiven at year ended December 31, 2024, and was recorded as a capital contribution on the condensed consolidated statements of shareholders’ deficit.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using a Lattice model. The fair value of the Public Warrants as of December 31, 2023 and 2022 is based on observable listed prices for such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant as of December 31, 2023 and 2022. The fair value of the Public Warrants as of September 30, 2025 and December 31, 2024 using the Lattice model. The determination of the fair value of the Warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Net (Loss) Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an Initial Business Combination as the most likely outcome. Net (loss) income per ordinary share is calculated by dividing the net income by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net (loss) income does not consider the effect of the Warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the Private Placement Warrants to purchase an aggregate of 17,433,333 Class A Ordinary Shares in the calculation of diluted (loss) income per share, because in the calculation of diluted (loss) income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three and nine months ended September 30, 2025. The initial accretion associated with the redeemable Class A Ordinary Shares was excluded from earnings per share as the redemption value approximated fair value. Changes in redemption value in the subsequent periods is recognized as a deemed dividend to shareholders in the calculation of net (loss) income per ordinary share.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the periods covered by this report, Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in our internal control over financial reporting. The material weakness identified related to ineffective review controls over the financial statement preparation process including the review of new agreements, which led to the restatement of prior financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, other than the risk factors included below, there have been no material changes to the risk factors disclosed in our Form 10-K filed with the SEC on November 28, 2025, as amended in January 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated July 22, 2025, by and among BPGC, the Company, Holdco, Holdco Merger Sub and Acquiror Merger Sub, previously filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2025 and incorporated herein by reference.
2.2	First Amendment to Agreement and Plan of Merger, dated as of October 6, 2025, by and among BPGC, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket, previously filed as an exhibit to our Current Report on Form 8-K filed on October 10, 2025 and incorporated herein by reference.
2.3	Second Amendment to Agreement and Plan of Merger, dated as of October 30, 2025, by and among BPGC, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket, previously filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2025 and incorporated herein by reference.
2.4	Third Amendment to Agreement and Plan of Merger, dated as of December 12, 2025, by and among BPGC, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket, previously filed as an exhibit to our Current Report on Form 8-K filed on December 18, 2025 and incorporated herein by reference.
10.1	Sponsor Support Agreement, dated July 22, 2025, by and among BPGC, the Company, and Sponsor, previously filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2025 and incorporated herein by reference.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	The schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BPGC ACQUISITION CORP.

Date: January 6, 2026	By:	/s/ Nadim Qureshi
	Name:	Nadim Qureshi
	Title:	President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: January 6, 2026	By:	/s/ Stephen J. Toy
	Name:	Stephen J. Toy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)