Form 10-K
period 2025-12-31
BPGC Acquisition Corp.
filed 2026-03-31
CIK 1841610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of March 30, 2026, there were 110,419 Class A ordinary shares, $0.0001 par value, 4,325,000 Class B ordinary shares, $0.0001 par value, and 430,000 Series C preference shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, readers can identify forward-looking statements by terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “may,” “plan,” “should,” “would,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Annual Report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Forward-looking statements in this Annual Report may include, for example, statements about:

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

Risk Factor Summary

●	The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant, material adverse consequences as a result of the Company’s continued delisting.

●	Until recently, the Company was not in compliance with SEC reporting requirements under the Exchange Act. Our failure to prepare and timely file periodic reports with the SEC limits our access to the public markets to raise debt or equity capital and exposes us to potential liability. If we are unable to maintain compliance with SEC reporting requirements, there will be a material adverse effect on us and our investors.

●	We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner, which may adversely affect investor confidence in our company and, as a result, the value of our securities.

●	We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

●	Holdco, or another post-Initial Business Combination company may be unable to list its or their respective securities on NYSE, Nasdaq or another national securities exchange either in connection with or following the closing of the Proposed Business Combination or another Initial Business Combination.

●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our Public Shareholders’ only opportunity to affect the investment decision regarding the Proposed Business Combination or another potential Initial Business Combination will be limited to the exercise of their right to redeem their Public Shares from us for cash.

●	If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote. As our Sponsor owns 97.5% of our ordinary shares, we will obtain shareholder approval of the Proposed Business Combination, or any other Initial Business Combination, regardless of how Public Shareholders vote.

●	The ability of our remaining Public Shareholders to redeem their shares for cash, and the completed redemptions of Public Shares in connection with the Extensions may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into an Initial Business Combination with a target if we do not complete the Proposed Business Combination.

●	If we do not complete the Proposed Business Combination, our search for another Initial Business Combination, and any target business (including iRocket) with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the status of debt and equity markets.

●	We may not be able to complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026, in which case, unless we obtain another extension of the deadline by which we must complete an Initial Business Combination, we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	There are no assurances that the Fifth Extension will enable us to complete an Initial Business Combination.

●	If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Public Shares or Public Warrants.

●	A shareholder will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Because the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until at least September 16, 2026, we may be unable to complete the Proposed Business Combination or another Initial Business Combination, and we have depended in the past, and will in the future continue to depend, on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete the Proposed Business Combination or another Initial Business Combination.

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete the Proposed Business Combination or another Initial Business Combination.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we have instructed Continental Stock Transfer & Trust Company, the trustee, to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of an Initial Business Combination (including the Proposed Business Combination) or our liquidation. Following the liquidation of investments in the Trust Account, we receive reduced interest, if any, on the funds held in the Trust Account, which reduces the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company.

●	We are not required to obtain an opinion from an independent accounting or investment banking firm in connection with an Initial Business Combination, and consequently, investors may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

●	Resources have been and could continue to be expended in researching and pursuing potential Initial Business Combinations (including the Proposed Business Combination) that are not completed, such as the Terminated Business Combination, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

●	Our Sponsor owns 98.7% of the voting power of the issued and outstanding shares and thus will control any actions requiring a shareholder vote, potentially in a manner that Public Shareholders may not support. Similarly, following the consummation of the Proposed Business Combination or another Initial Business Combination, one or more shareholders of the target, including the chief executive officer of iRocket in the case of the Proposed Business Combination, may have a substantial interest in the combined company, including Holdco, and may require us to enter into agreements or other arrangements with respect to board composition and for designation rights.

●	If we pursue a target company with operations or opportunities outside of the United States for our Initial Business Combination, as with the Proposed Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing the Proposed Business Combination or such other Initial Business Combination, and if we effect the Proposed Business Combination or such other Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

●	We may not be able to complete the Proposed Business Combination or another Initial Business Combination if the proposed transaction is subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

●	If we do not complete the Proposed Business Combination, we may engage in an Initial Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.

●	We are a special purpose acquisition company with no operating history and no revenues, and investors have no basis on which to evaluate our ability to achieve our business objective.

●	A 1% U.S. federal excise tax could be imposed on us in connection with certain future redemptions by us of our Public Shares.

●	Since our Sponsor, executive officers and directors will lose their entire investment in us if the Proposed Business Combination or another Initial Business Combination is not completed (other than with respect to Public Shares they may hold), a conflict of interest may exist or arise in determining whether iRocket or another particular business combination target is appropriate for our Initial Business Combination.

PART I

References in this Annual Report to the “Company,” “BPGC Acquisition Corp.,” “we,” “us,” or “our” are to BPGC Acquisition Corp., a Cayman Islands exempted company formerly known as Ross Acquisition Corp II. References to “management” or our “management team” are to our officers and directors.

Item 1. Business.

Overview

BPGC Acquisition Corp. (f/k/a Ross Acquisition Corp II) is a blank check company incorporated as a Cayman Islands exempted company on January 19, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). The Company has not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering to its search for an Initial Business Combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is Ross Holding Company LLC, a Cayman Islands limited liability company that is affiliated with certain of the Company’s current and former officers and directors (our “Sponsor”). On January 22, 2021, our Sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 8,625,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). In connection with the Initial Public Offering, our Sponsor granted to each of our initial independent directors a four-year option that was immediately exercisable to purchase 15,000 Founder Shares at a price of $10.00 per share.

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

On March 6, 2024, the Company held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to, among other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 in one month increments subject to deposit of an amount equal to the lesser of (i) $0.03 per Public Share that was not submitted for redemption and (ii) an aggregate of $90,000 (such proposal, the “Third Extension Amendment Proposal”, such extension, the “Third Extension,” and September 16, 2024, the “Third Extension Date”). The Third Extension Amendment Proposal was approved. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. Between March 16, 2024 and September 26, 2024, certain members of the Sponsor (collectively, the “Contributors”) made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Under the Third Extension, the date by which the Company must complete an Initial Business Combination was extended from March 16, 2024 to September 16, 2024.

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

On September 13, 2024, Wilbur L. Ross Jr. (“Ross”), Tobias W. Welo (“Welo”), Nadim Z. Qureshi (“Qureshi”) and Stephen J. Toy (“Toy” and together with Qureshi the “Continuing Managers”) entered into a member agreement (the “Member Agreement”). Ross irrevocably resigned as a manager of the Sponsor and the Continuing Managers agreed to serve as managers pursuant to the A&R Limited Liability Company Agreement of the Sponsor, (the “A&R LLC Agreement”). Ross agreed to be responsible for seventy-two percent (72%), Qureshi agreed to be responsible for fourteen percent (14%) and Toy agreed to be responsible for fourteen percent (14%) of the total fees owed to certain vendors prior to the Effective Date; provided that, in no event would Ross be obligated to pay an amount in excess of the lesser of (i) 25% of the aggregate original undiscounted amount of such invoices and (ii) $1,550,000 (the “Ross Cap”). Also pursuant to the Member Agreement, the amounts owed pursuant to the Extension Note and the loans in connection with the Third Extension were forgiven. As a result of the Member Agreement, the Company recognized a capital contribution of $2,046,091 expenses paid by Ross, Qureshi and Toy on behalf of the Company during the year ended December 31, 2024.

On September 16, 2024, the Company held an extraordinary general meeting of shareholders (the “Fourth Extension Meeting”) to, amongst other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 (such proposal, the “Fourth Extension Amendment Proposal”, such extension, the “Fourth Extension,” and March 16, 2026, the “Fourth Extension Date”). The Fourth Extension Amendment Proposal was approved. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 2,512,919 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million.

On February 13, 2026, the Sponsor surrendered to the Company, for no consideration, the 4,300,000 Class A Conversion Shares (the “Class A Conversion Share Forfeiture”). Also on February 13, 2026, the Sponsor purchased 430,000 Series C preference shares, par value $0.0001 per share (the “Preference Shares”), for par value (the “Preference Share Issuance”). Each Preference Share will convert into ten Class A Ordinary Shares immediately prior to, concurrently with, or immediately filing closing of an Initial Business Combination, including the Proposed Business Combination. Our Sponsor agreed to waive any redemption rights with respect to such Preference Shares in connection with a shareholder vote to approve an Initial Business Combination (including the Proposed Business Combination) and any right to receive any distribution from the Trust Account with respect to such Preference Shares.

On March 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to, amongst other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 (such proposal, the “Fifth Extension Amendment Proposal”, such extension, the “Fifth Extension” and, together with the First Extension, the Second Extension, the Third Extension and the Fourth Extension, the “Extensions” and September 16, 2026, the “Fifth Extension Date”). The Fifth Extension Amendment Proposal was approved. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of approximately $545 thousand.

Following the aforementioned redemptions, Extensions, the 2024 Conversion, the Class A Conversion Share Forfeiture and the Preference Share Issuance, as of March 30, 2026, our outstanding share capital consists of 110,419 Class A Ordinary Shares all of which are Public Shares, 4,325,000 Class B Ordinary Shares and 430,000 Preference Shares.

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

Initial Business Combination

Our securities have been delisted from the NYSE. We do not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, our securities are not quoted on an over-the-counter market. We and our shareholders will face significant material adverse consequences as a result of our securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in our securities is severely limited, because our securities are not quoted on an over-the-counter market. See “Item 1A. Risk Factors—The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting. Although our securities are not currently listed on NYSE or Nasdaq, were not so listed at the time we entered into the Merger Agreement, and if we do not complete the Proposed Business Combination and instead seek to enter into another Initial Business Combination, are not expected to be so listed at the relevant time, if, at the time of we enter into a definitive agreement for such other Initial Business Combination, our securities are listed on NYSE or Nasdaq, such other Initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with such other Initial Business Combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses if needed, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion. No such opinion was required or obtained in connection with the Proposed Business Combination.

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

Effecting Our Initial Business Combination

As described above, we have entered into the Merger Agreement and intend to complete the Proposed Business Combination with iRocket. Unless otherwise stated, this Annual Report does not assume the closing of the Proposed Business Combination. References to the term “Initial Business Combination” in this section include the Proposed Business Combination where context requires.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination, including the Proposed Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and net of taxes paid or payable, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. For illustrative purposes, as of June 30, 2025, the amount in the Trust Account was approximately $11.83 per Public Share. The per-share amount we will distribute to investors who properly redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters of our Initial Public Offering, if any. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its Public Shares. There will be no redemption rights upon the completion of our Initial Business Combination with respect to our Warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its Public Shares, if the Proposed Business Combination or another Initial Business Combination does not close. Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our Initial Business Combination and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity.

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

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of our Initial Business Combination, including the Proposed Business Combination, either (i) in connection with a shareholder meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of any Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive, such as the Proposed Business Combination, or seek to amend our Charter would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. The Company’s securities have been delisted from the NYSE. The Company does not expect to be able to re-list its securities for trading on any other national securities exchange at this time. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders will face significant material adverse consequences as a result of the Company’s securities not being listed on a national securities exchange. Such material adverse consequences are exacerbated, and liquidity in the Company’s securities is severely limited, because the Company’s securities are not quoted on an over-the-counter market. See “Item 1A. Risk Factors —The Company’s securities have been delisted from the NYSE. As of the date of this Annual Report, the Company’s securities are not quoted on an over-the-counter market. The Company and its shareholders face significant, material adverse consequences as a result of the Company’s continued delisting.” and “Item 1A. Risk Factors – Even if the Company re-lists its securities on Nasdaq, Nasdaq may delist the Company’s securities from trading on its exchange for a number of reasons, including because the extension of the Company’s deadline to complete an Initial Business Combination contravenes Nasdaq rules, which could limit investors’ ability to make transactions in the Company’s securities and subject the Company to additional trading restrictions.” Unless our securities are then listed on NYSE, Nasdaq or another national securities exchange, we will not be required to comply with the rules of such exchange. Our Public Shareholders will have the opportunity to redeem all or a portion of their Public Shares upon the completion of the Proposed Business Combination in connection with a shareholder meeting to be called to approve the Proposed Business Combination.

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

Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against an Initial Business Combination, including the Proposed Business Combination, or vote at all. In addition, our Sponsor and each member of our management team have entered into an agreement with us pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of any Initial Business Combination, including the Proposed Business Combination and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with our Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026 or (B) with respect to any other provision relating to the rights of our Public Shareholders or pre-Initial Business Combination activity.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Charter provides that we have until September 16, 2026 to consummate an Initial Business Combination. If we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to consummate the Proposed Business Combination or another Initial Business Combination by September 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter). Our Charter provides that, if we wind up for any other reason prior to the consummation of an Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (including the Class A Conversion Shares) they hold if we fail to consummate the Proposed Business Combination or another Initial Business Combination by September 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter), although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter) or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding Public Shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

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

Our Public Shareholders will be entitled to receive funds from the Trust Account only (i) in the event of the redemption of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter), (ii) in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026 (or such later date as may be provided pursuant to another amendment to our Charter) or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, or (iii) if they redeem their respective shares for cash in connection with the Proposed Business Combination or another Initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the Trust Account. In the event we seek shareholder approval in connection with the Proposed Business Combination or another Initial Business Combination, a shareholder’s voting against such Initial Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Charter, like all provisions of our Charter, may be amended with a shareholder vote.

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

We failed to timely file our periodic reports in accordance with the rules of the SEC for the years ended December 31, 2023 and 2024, nor for the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025, June 30, 2025 and September 30, 2025.

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

On November 27, 2025, we filed a comprehensive annual report on Form 10-K for the fiscal years ended December 31, 2023 and 2024 and the quarterly periods ended March 31, 2024, June 30, 2024, September 30, 2024, March 31, 2025 and June 30, 2025 (the “Original Comprehensive 10-K”). We subsequently amended the Original Comprehensive 10-K on January 7, 2026 (as amended, the “Comprehensive 10-K”). We filed our quarterly report for the quarterly period ended September 30, 2025 on January 7, 2025. Each of such filings were made in an effort to become current in our filing obligations under the Exchange Act. Our efforts to become and remain current have required, and will continue to require, substantial management time and attention as well as additional accounting and legal expense. In addition, if we are unable to remain current in our filings with the SEC, we may face several adverse consequences. If we are unable to remain current in our filings with the SEC, investors in our securities will not have information regarding our business and financial condition with which to make decisions regarding investment in our securities. In addition, we will not be able to have a registration statement under the Securities Act covering a public offering of securities declared effective by the SEC and will not be able to make offerings pursuant to existing registration statements pursuant to certain “private placement” rules of the SEC under Regulation D to any purchasers not qualifying as “accredited investors.” These restrictions could adversely affect our business, financial condition and results of operations.

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

We will not apply to relist our securities on a national securities exchange until we have completed the Proposed Business Combination or another Initial Business Combination, if at all. There can be no assurance that we will be able to obtain listing of our securities on a national securities exchange. We may decide it is not in our stockholders’ best interests to apply for a listing on a national securities exchange.

Further, the National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” The Company’s Class A Ordinary Shares, Units and Warrants have ceased to qualify as covered securities under such statute because they are no longer listed on any national securities exchange. Accordingly, we and our securities are subject to state regulation in each state in which we offer our securities. Whether or not our securities are covered securities, the states have the power to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, except the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by special purpose acquisition companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. This risk may be exacerbated by the fact that our securities have ceased to qualify as covered securities.

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

As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023, December 31, 2024 and December 31, 2025.

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

If we do not complete the Proposed Business Combination, and instead seek to complete another Initial Business Combination, we may choose not to hold a shareholder vote before we complete such Initial Business Combination if such Initial Business Combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or, if applicable, stock exchange listing requirement, the decision as to whether we will seek shareholder approval of another Initial Business Combination or will allow shareholders to sell their Public Shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, our Sponsor owns 97.5% of our Ordinary Shares and is therefore able to approve the Proposed Business Combination, or another Initial Business Combination, and any related shareholder proposals. Accordingly, we will be able to complete the Proposed Business Combination or another Initial Business Combination, even if holders of a majority of our issued and outstanding Public Shares do not approve of the Proposed Business Combination or such other Initial Business Combination. Please see the section entitled “Item 1. Business – Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

If we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, our Sponsor and members of our management team have agreed to vote in favor of such Initial Business Combination, regardless of how our Public Shareholders vote. As our Sponsor owns 97.5% of our ordinary shares, we will obtain shareholder approval of the Proposed Business Combination, or any other Initial Business Combination, regardless of how Public Shareholders vote.

Our Sponsor owns, on an as-converted basis, approximately 97.5% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase Public Shares prior to our Initial Business Combination. Our Charter provides that, if we seek shareholder approval, we will complete the Proposed Business Combination or another Initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the applicable Initial Business Combination. Following the redemptions in connection with the Extensions, we have 4,435,419 ordinary shares outstanding, which includes 110,419 Class A Ordinary Shares, all of which are Public Shares, and 4,325,000 Class B Ordinary Shares and 430,000 Preference Shares. As a result, we will not need any of the remaining Public Shares sold in the Initial Public Offering to be voted in favor of the Proposed Business Combination or another Initial Business Combination in order to have our Initial Business Combination approved. Accordingly, if we seek shareholder approval of our Initial Business Combination, as we expect to do in connection with the Proposed Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of the Proposed Business Combination or another Initial Business Combination means that we will receive the requisite shareholder approval for the Proposed Business Combination or such other Initial Business Combination.

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

If we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, we may seek to enter into an Initial Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. In connection with the First Extension Meeting, shareholders holding 28,119,098 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds held in our Trust Account as of March 9, 2023, including any interest earned on the funds held in the Trust Account (net of taxes payable). As a result, approximately $287.7 million (approximately $10.23 per share) was removed from the Trust Account to pay such holders. In connection with the Second Extension Meeting, shareholders of 1,339,804 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. In connection with the Third Extension Meeting, shareholders of 2,372,565 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. In connection with the Fourth Extension Meeting, shareholders of 2,512,919 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. In connection with the Fifth Extraordinary General Meeting, shareholders of 45,195 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of approximately $545 thousand. Following the aforementioned redemptions, as of March 30, 2026, we had 4,435,419 ordinary shares outstanding which includes 110,419 Class A Ordinary Shares, all of which are Public Shares, and 4,325,000 Class B Ordinary Shares, and 430,000 Preference Shares. As a result of such redemptions, approximately $1.3 million remains in the Trust Account as of March 30, 2026. As a result, we would not be able to meet such closing condition unless we were able to obtain additional financing in connection with such Initial Business Combination.

The ability of our remaining public shareholders to exercise redemption rights with respect to our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extensions, may not allow us to complete the most desirable Initial Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. Following the redemptions in connection with the Extensions, as of March 30, 2026, 4,435,419 ordinary shares outstanding which includes 110,419 Class A Ordinary Shares, all of which are Public Shares, and 4,325,000 Class B Ordinary Shares, and 430,000 Preference Shares. Because of the limited amount of cash remaining our Trust Account following the Extensions, we may need to arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable Initial Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters, if any, will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination.

The ability of our remaining public shareholders to exercise redemption rights with respect to our Public Shares, and the completed redemptions of Public Shares in connection with the adoption of the Extensions, could increase the probability that our Initial Business Combination, would be unsuccessful and that shareholders would have to wait for liquidation in order to redeem their shares.

Although the Merger Agreement with iRocket does not include a minimum cash condition, if we do not complete the Proposed Business Combination and the definitive agreement for another Initial Business Combination requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. This risk is magnified because, following the redemptions in connection with the Extensions, as of March 30, 2026, we had a balance in cash held in trust of approximately $1.3 million. If an Initial Business Combination is unsuccessful, shareholders would not receive their pro rata portion of the funds in the Trust Account until we liquidate the Trust Account. If shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. Moreover, our securities have been delisted from NYSE and are not quoted on the over-the-counter market, and therefore, there is currently no public tradable market for our shares. In either situation, shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

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

If we do not complete the Proposed Business Combination, the requirement that we consummate an Initial Business Combination by September 16, 2026 may give potential target businesses leverage over us in negotiating an Initial Business Combination and may limit the time we have in which to conduct due diligence on potential Initial Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

If we do not complete the Proposed Business Combination with iRocket, any potential target business with which we enter into negotiations concerning an Initial Business Combination will be aware that we must consummate an Initial Business Combination by September 16, 2026. Consequently, such target business may obtain leverage over us in negotiating an Initial Business Combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026, in which case we may be required to cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

Our Charter provides that we must complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026. We may not be able to complete the Proposed Business Combination, or if we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, find a suitable target business and consummate such Initial Business Combination by September 16, 2026. Our ability to complete the Proposed Business Combination or find another Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all could limit our ability to complete the Proposed Business Combination or another Initial Business Combination. Additionally, financial markets may be adversely affected by events outside of our control, including natural disasters, international trade policies, climate-related events, pandemics or health crises, current or anticipated military conflict, including between Russia and Ukraine and between Israel and Hamas, terrorism, sanctions or other geopolitical events globally.

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

There are no assurances that the Fifth Extension will enable us to complete the Proposed Business Combination or another Initial Business Combination.

Although the Fifth Extension was approved and implemented, the Company can provide no assurances that the Proposed Business Combination or another Initial Business Combination will be consummated prior to the Fifth Extended Date. Our ability to consummate the Proposed Business Combination or another Initial Business Combination is dependent on a variety of factors, many of which are beyond our control. The Company expects to seek shareholder approval of the Proposed Business Combination or any other Initial Business Combination. We were required to offer Public Shareholders the opportunity to redeem Public Shares in connection with the Extensions, and we will be required to offer Public Shareholders redemption rights again in connection with any shareholder vote to approve the Proposed Business Combination or any other Initial Business Combination. If we do not complete the Proposed Business Combination and instead seek to complete another Initial Business Combination, it is possible that the high redemptions we have experienced have left us with insufficient cash to consummate another Initial Business Combination on commercially acceptable terms, or at all. The fact that we will have had separate redemption periods in connection with the Extensions and any Initial Business Combination vote could exacerbate these risks. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment except through sales of our shares on the open market. The price of our shares may be volatile, and there can be no assurance that shareholders will be able to dispose of our shares at favorable prices, or at all.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other special purpose acquisition companies, the vast majority of which are listed on a national securities exchange, and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including iRocket, we could potentially acquire with the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This risk is magnified because, following the redemptions in connection with the Extensions, as of March 30, 2026, we had a balance in cash and investments held in trust of approximately $1.3 million. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our Initial Business Combination, including the Proposed Business Combination, in conjunction with a shareholder vote or via a tender offer. Target companies, such as iRocket, will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

Because the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate until at least September 16, 2026, we may be unable to complete the Proposed Business Combination or another Initial Business Combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete the Proposed Business Combination or another Initial Business Combination.

None of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account, together with funds available from loans from our Sponsor, its affiliates or members of our management team, will be sufficient to allow us to operate for at least until September 16, 2026; however, we cannot assure investors that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances, except as provided by the Convertible Note. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular Initial Business Combination, although we have not done so in connection with the Proposed Business Combination. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we have not consummated an Initial Business Combination by September 16, 2026, or upon the exercise of a redemption right in connection with the Proposed Business Combination or another Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. In order to protect the amounts held in the Trust Account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

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

In the adopting release for the 2024 SPAC Rules (as defined below), the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete the Proposed Business Combination or another Initial Business Combination and instead liquidate the Company. As a result, our Public Shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to Public Shareholders and would be unable to realize the potential benefits of the Proposed Business Combination or another Initial Business Combination, including the possible appreciation of the combined company’s securities, and our Warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our Public Shareholders may receive only approximately $12.07 per Public Share, which is based on estimates as of March 30, 2026, or less in certain circumstances, and our Warrants would expire worthless.

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

The net proceeds from the Initial Public Offering and the sale of the Private Placement Warrants provided us with approximately $333 million to complete our Initial Business Combination and pay related fees and expenses. Following the redemptions in connection with the Extensions, as of March 30, 2026, we had a remaining balance in cash held in trust of approximately $1.3 million.

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

Our Charter does not currently provide a specified maximum redemption threshold. Although the Proposed Business Combination does not, another Initial Business Combination may impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. We may be able to complete an Initial Business Combination even though a substantial majority of the Public Shares issued in our Initial Public Offering have already been redeemed in connection with the Extensions. Similarly, if we seek shareholder approval of an Initial Business Combination, as we intend to do in connection with the Proposed Business Combination, and do not conduct redemptions pursuant to the tender offer rules, we may enter into privately negotiated agreements with Public Shareholders to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Public Shares that are validly submitted for redemption plus any amount required to satisfy cash requirements pursuant to the terms of our Initial Business Combination exceed the aggregate amount of cash available to us, and if the minimum cash condition is not waived, we will not complete an Initial Business Combination or redeem any Public Shares, all Public Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Initial Business Combination. This risk is magnified because, following redemptions in connection with the Extensions, as of March 30, 2026, we had a balance in cash held in trust of approximately $1.3 million.

We may be unable to obtain additional financing to complete the Proposed Business Combination or another Initial Business Combination or to fund the operations and growth of iRocket or another target business, which could compel us to restructure or abandon the Proposed Business Combination or another Initial Business Combination.

Although we believe that the remaining net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, plus the proceeds of loans from our Sponsor, its affiliates or members will be sufficient to allow us to complete the Proposed Business Combination or another Initial Business Combination, we cannot ascertain the capital requirements for any particular transaction. Because of the redemptions in connection with Public Shares, the depletion of the available net proceeds in search of a target business, the size of the Proposed Business Combination or another Initial Business Combination, or the terms of negotiated transactions to purchase shares in connection with the Proposed Business Combination or another Initial Business Combination, we will be required to seek additional financing or to abandon the Proposed Business Combination or another Initial Business Combination. We cannot assure investors that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable for the Proposed Business Combination or such other Initial Business Combination, we would be compelled to either restructure the transaction or abandon the Proposed Business Combination or other Initial Business Combination and seek an alternative target business candidate. This risk is magnified because, following redemptions in connection with the Extensions, as of March 30, 2026, we had a balance in cash held in trust of approximately $1.3 million. If we have not consummated the Proposed Business Combination or another Initial Business Combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. In addition, even if we do not need additional financing to complete the Proposed Business Combination or another Initial Business Combination, we will likely require such financing to fund the operations or growth of iRocket or another target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of iRocket or such other target business.

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

Our Sponsor owns, on an as-converted basis, 98.7% of the voting power of our issued and outstanding shares. Accordingly, it controls actions requiring a shareholder vote, potentially in a manner that Public Shareholders may not support, including amendments to our Charter. If our Sponsor purchases any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were initially elected by our Sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of the Proposed Business Combination or another Initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Proposed Business Combination or another Initial Business Combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to the Proposed Business Combination or another Initial Business Combination. Accordingly, our Sponsor will continue to exert control at least until the completion of the Proposed Business Combination or another Initial Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding an Initial Business Combination without the prior consent of our Sponsor. Our Sponsor consented to our entry into the Merger Agreement with iRocket.

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

If we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2026, our Public Shareholders may be forced to wait beyond September 16, 2026 before redemption from our Trust Account.

If we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2026, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the Trust Account will be effected automatically by function of our Charter prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond September 16, 2026, before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate the Proposed Business Combination or another Initial Business Combination or amend certain provisions of our Charter, and only then in cases where investors have sought to redeem their Public Shares. Only upon our redemption or any liquidation will Public Shareholders be entitled to distributions if we do not complete the Proposed Business Combination or another Initial Business Combination and do not amend certain provisions of our Charter. Our Charter will provide that, if we wind up for any other reason prior to the consummation of the Proposed Business Combination or another Initial Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Shareholders will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate its investment, an investor may be forced to sell its Public Shares or Public Warrants, potentially at a loss.

Our remaining Public Shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of the Proposed Business Combination or another Initial Business Combination, and then only in connection with those Public Shares that such Public Shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Charter (A) to modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, and (iii) the redemption of our Public Shares if we have not consummated the Proposed Business Combination or another Initial Business Combination by September 16, 2026, subject to applicable law and as further described herein. Public Shareholders who redeem their Public Shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of the Proposed Business Combination or another Initial Business Combination or liquidation if we have not consummated an Initial Business Combination by September 16, 2026, with respect to such Public Shares so redeemed. In no other circumstances will a Public Shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants will not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate their investment, Public Shareholders may be forced to sell their Public Shares or Warrants, potentially at a loss.

The nominal purchase price paid by our Sponsor for the Founder Shares and Preference Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of the Proposed Business Combination or another Initial Business Combination.

We offered our Units at an offering price of $10.00 per Unit and, as of March 30, 2026, the amount in our Trust Account was approximately $1.3 million, implying a value of approximately $12.07 per Public Share. However, prior to our Public Offering, our Sponsor paid a nominal aggregate purchase price of $25,000 for the Founder Shares, or approximately $0.003 per share, and on March 15, 2024, pursuant to the Class A Conversion, our Sponsor converted 4,300,000 Class B ordinary shares into an equal number of Class A Conversion Shares. Our Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve an Initial Business Combination (including the Proposed Business Combination) and its right to receive any distribution from the Trust Account with respect to such Class A Conversion Shares. On February 13, 2026, the Sponsor surrendered to the Company, for no consideration, the 4,300,000 Class A Conversion Shares. Also on February 13, 2026, the Sponsor purchased 430,000 Preference Shares. Our Sponsor agreed to waive any redemption rights with respect to such Preference Shares in connection with a shareholder vote to approve an Initial Business Combination (including the Proposed Business Combination) and any right to receive any distribution from the Trust Account with respect to such Preference Shares. Each Preference Share will convert into ten Class A Ordinary Shares immediately prior to, concurrently with, or immediately filing closing of an Initial Business Combination, including the Proposed Business Combination. As a result, the value of our Public Shareholders’ Public Shares may be significantly diluted upon the consummation of the Proposed Business Combination or another Initial Business Combination, when the remaining Founder Shares and Preference Shares are converted into Class A Ordinary Shares. For example, the following table shows the dilutive effect of the Founder Shares and the Preference Shares on the implied value of the Public Shares that remain outstanding following the Fourth Extension upon the consummation of the Proposed Business Combination or another Initial Business Combination assuming that our equity value at that time is $1,332,638, which is the approximate amount we would have for the Proposed Business Combination or another Initial Business Combination in the Trust Account assuming no further interest is earned on the funds held in the Trust Account, no additional extension payments are made into the Trust Account and none of the remaining Public Shares are redeemed in connection with the Proposed Business Combination or such other Initial Business Combination, and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our Public Shares, the business combination transaction costs, any equity issued or cash paid to the target’s sellers or other third parties, or the target’s business itself, including its assets, liabilities, management and prospects, as well as the value of our Public Warrants and Private Placement Warrants. At such valuation, each of our ordinary shares would have an implied value of approximately $0.15 per share upon consummation of the Proposed Business Combination or another Initial Business Combination, which is a 98.5% decrease as compared to the initial implied value per Public Share of $10.00.

Public Shares	110,419
Founder Shares	4,325,000
Preference Shares	430,000
As converted Founder Shares and Preference Shares	8,625,000
Total shares	8,735,419
Total funds in the Trust Account available for Initial Business Combination	1,332,638
Initial implied value per Public Share	$10.00
Approximate implied value per share upon consummation of Initial Business Combination	$0.15

The value of the Founder Shares and Class A Conversion Shares following completion of the Proposed Business Combination or another Initial Business Combination is likely to be substantially higher than the price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per share.

Our Sponsor invested in us an aggregate of approximately $8,925,000, comprised of the $25,000 purchase price for the Founder Shares and the $8,900,000 purchase price for the Private Placement Warrants. On March 15, 2024, pursuant to the Class A Conversion, our Sponsor converted 4,300,000 Founder Shares into Class A Conversion Shares. On February 13, 2026, pursuant to the Class A Conversion Share Forfeiture, the Sponsor surrendered for no consideration the Class A Conversion Shares. Also on February 13, 2026, the Sponsor purchased 430,000 Preference Shares. Each Preference Share will convert into ten Class A Ordinary Shares immediately prior to, concurrently with, or immediately filing closing of an Initial Business Combination, including the Proposed Business Combination. Assuming a trading price of $10.00 per share upon consummation of an Initial Business Combination, the 8,625,000 aggregate number of Class A Ordinary Shares issuable to the Sponsor at closing would have an aggregate implied value of $86,250,000. Even if the trading price of our ordinary shares were as low as $1.03 per share, and the Private Placement Warrants were worthless, the aggregate value of such shares would be equal to the Sponsor’s initial investment in us.

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

Our Charter authorizes the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. There are 499,889,581, 45,675,000, and 570,000 authorized but unissued Class A Ordinary Shares, Class B ordinary shares and preference shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding Warrants or shares issuable upon conversion of the Founder Shares, if any. The Founder Shares and the Preference Shares will automatically convert into Class A Ordinary Shares (which Class A Ordinary Shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if we fail to consummate the Proposed Business Combination or another Initial Business Combination) at the time of the Proposed Business Combination or such other Initial Business Combination as described herein and in our Charter.

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

As a result, included on our balance sheet as of December 31, 2025 and 2024, are derivative liabilities related to embedded features contained within our Warrants. Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” we have until September 16, 2026 to consummate the Proposed Business Combination or another Initial Business Combination. While we have entered into the Merger Agreement for the Proposed Business Combination, there can be no assurances that the Proposed Business Combination will be consummated on the terms or timeframe currently contemplated, or at all. In the event the Proposed Business Combination is not consummated, it is uncertain that we will be able to consummate another Initial Business Combination with another company or business by September 16, 2026. If the Proposed Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of our Company. Management has determined that the mandatory liquidation, should the Proposed Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about our ability to continue as a going concern.

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

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum contribution of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of December 31, 2025 and 2024, we had borrowings of $450,000 under the Extension Note, which was forgiven as part of the Member Agreement, and a contribution of capital of $450,000 was recognized during the year ended December 31, 2024.

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

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business, completing an Initial Business Combination, including the Proposed Business Combination, and influencing the operation of the business following an Initial Business Combination, including the Proposed Business Combination. This risk may become more acute as September 16, 2026, nears, which is the deadline for our consummation of the Proposed Business Combination or another Initial Business Combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Charter will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 65% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. In addition, our Charter requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with an Initial Business Combination, including the Proposed Business Combination, or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026, or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity. This risk is exacerbated by the fact that our Sponsor owns 98.2% of our outstanding Ordinary Shares, and therefore controls the outcome of any shareholder vote. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered in the Initial Public Offering, we would register, or seek an exemption from registration for, the affected securities.

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

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Charter provides that any provisions related to the rights of Public Shareholders (including the requirement to deposit proceeds of the Initial Public Offering and the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our Charter governing the appointment or removal of directors prior to our Initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Founder Shares. Our Sponsor and its permitted transferees, if any, who collectively beneficially own 98.7% of the voting power of our outstanding shares, will participate in any vote to amend our Charter and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, with the support of the Sponsor, we would be able to amend the provisions of our Charter which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an Initial Business Combination with which shareholders do not agree. Our shareholders may pursue remedies against us for any breach of our Charter.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with an Initial Business Combination, including the Proposed Business Combination, or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026 or (B) with respect to any other provision relating to the rights of Public Shareholders or pre-Initial Business Combination activity, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and the Company has limited time to complete the Proposed Business Combination or another Initial Business Combination. If the Company cannot complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026, or such later date that may be approved by the Company’s shareholders, because the review process extends beyond such timeframe or because the Proposed Business Combination or such other Initial Business Combination is ultimately prohibited by CFIUS or another U.S. government entity, the Company may be required to liquidate.

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

Holders

Although there are a larger number of beneficial owners, on March 27, 2026, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, one holder of record of our Preference Shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

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

On March 16, 2026, the Company held the Fifth Extension Meeting. At the Fifth Extension Meeting, the Company’s shareholders approved the Fifth Extension Amendment Proposal. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of approximately $545 thousand.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Item 6. [RESERVED]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with its audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Report, as well as the sections of this Report entitled “Item 1. Business” and “Item 1A. Risk Factors.” Certain information contained in the discussion and analysis set forth below includes forward-looking statements. The Company’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Report on Form 10-K.

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

On March 16, 2026, the Company held the Fifth Extension Meeting. At the Fifth Extension Meeting, the Company’s shareholders approved the Fifth Extension Amendment Proposal. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of approximately $545 thousand.

Following the aforementioned redemptions, Extensions, the 2024 Conversion, the Class A Conversion Share Forfeiture and the Preference Share Issuance, as of March 30, 2026, our outstanding share capital consists of 110,419 Class A Ordinary Shares, all of which are Public Shares, 4,325,000 Class B Ordinary Shares and 430,000 Preference Shares.

Promissory Notes and Loans Related to the Extensions

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, we issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by us to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. . As of December 31, 2025 and 2024, we had borrowings of $450,000 for extension payments, of which has since been forgiven and recorded as capital contribution.

In connection with the Third Extension, Between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,056 ($480,336 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven. Before such amounts were forgiven, we were to repay such loans out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay such loans but no proceeds held in the Trust Account were to be used to repay such loans.

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

If we are unable to complete the Proposed Business Combination or an Initial Business Combination by September 16, 2026 or such later date by which we must complete the Proposed Business Combination or another Initial Business Combination pursuant to an amendment to our Charter, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Going Concern

As of December 31, 2025, we had approximately $0 in our operating bank account and working capital deficit of approximately $4.5 million.

Our liquidity needs through December 31, 2025 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the IPO Promissory Note and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the IPO Promissory Note in full on March 19, 2021.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of December 31, 2025 and 2024, we had borrowings of $450,000 for extension payments, of which has since been forgiven and recorded as capital contribution.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2026, or such later date by which the Company must consummate an Initial Business Combination pursuant to its Charter (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. As of December 31, 2025 and 2024, the Company had borrowed $0, from the Sponsor under the Convertible Note. If the Company completes the Proposed Business Combination or another Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into Warrants or other arrangements are made). In the event that the Proposed Business Combination or another Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

In connection with the Third Extension, Between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,056 ($480,336 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven. Before such amounts were forgiven, we were to repay such loans out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay such loans but no proceeds held in the Trust Account were to be used to repay such loans.

In addition, in order to finance transaction costs in connection with the Proposed Business Combination or another Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company with additional Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” we have until September 16, 2026 to consummate the Proposed Business Combination or another Initial Business Combination. On September 15, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Charter. On March 6, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Charter. On September 16, 2024, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Charter. On March 16, 2026, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Charter. It is uncertain that we will be able to consummate the Proposed Business Combination or another Initial Business Combination by September 16, 2026. Additionally, we may not have sufficient liquidity to fund our working capital needs until one year from the issuance of these consolidated financial statements. If the Proposed Business Combination or another Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should the Proposed Business Combination or another Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2026.

Results of Operations

Our entire activity from inception to December 31, 2025 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination, including the Proposed Business Combination. We will not be generating any operating revenues until the closing and completion of the Proposed Business Combination or another Initial Business Combination, at the earliest.

For the year ended December 31, 2025, we had net loss of approximately $16 million, which consisted of approximately $2.8 million in general and administrative expenses, approximately $13.2 million in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $0.5 million gain from extinguishment of deferred underwriting commissions and $56,000 of income from investments held in the Trust Account.

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

Registration and Shareholder Rights

The holders of the Founder Shares, Preference Shares, Private Placement Warrants and Warrants that may be issued upon conversion of the Working Capital Loans, if any, are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that we would not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

An aggregate of $12.1 million was to be payable to the underwriters of the Initial Public Offering for deferred underwriting commissions. The deferred fee was to become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

On January 19, 2023, the Company received a waiver of underwriter fees from one of the underwriters in which the underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement. This portion accounted for approximately $6.0 million of the total deferred underwriting commission liability of $12.1 million.

By letter agreement dated October 10, 2025, the second underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement. As such, $6,037,500 has been forgiven, of which $5,579,875 is presented in the accompanying consolidated statements of changes in shareholders’ deficit as additional paid in capital and $457,625 is recognized as a gain on waived deferred underwriter commission on the accompanying consolidated statements of operations.

No deferred underwriting commission is payable.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using a Lattice model. The fair value of the Public Warrants as of December 31, 2023 and 2022 is based on observable listed prices for such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant as of December 31, 2025 and 2024. The fair value of the Public Warrants as of December 31, 2025 and 2024 using the Lattice model. The determination of the fair value of the Warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of December 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report, Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by this Annual Report due to material weaknesses in our internal control over financial reporting. The material weakness identified relate to ineffective review controls over the consolidated financial statement preparation process including the review of new agreements, which led to the restatement of the financial statements in multiple prior periods.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2025.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers and directors were complied with. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2024, all Section 16(a) filing requirements applicable to our officers and directors were complied with, except that, (i) the Sponsor, Wilbur L. Ross, Nadim Z. Qureshi and Stephen A Toy have not yet filed a Form 4, covering the Class A Conversion, (ii) Wilbur L. Ross has not yet filed a Form 4 covering his ceasing to be a director or officer of the Company and ceasing to be a managing member of the Sponsor, and (iii) Nick Peterson filed a Form 3 late.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Nadim Z. Qureshi	BPGC Management LP	Private Equity	Co-Founder and Managing Partner
	Elessent Clean Technologies, Inc.	Process Technologies	Director
	Blue Acquisition Corp.	Special Purpose Acquisition Company	Director
Stephen J. Toy	BPGC Management LP	Private Equity	Co-Founder and Managing Partner
	Permian Basin Materials LLC	Materials	Director
	PB Materials Inc.	Materials	Director
	Elessent Clean Technologies, Inc.	Process Technologies	Director
Larry Kudlow	Kudlow & Co., LLC	Economic Research	Chief Executive Officer
Lord William Astor	—	—	—
Nick Peterson	BPGC Management LP	Private Equity	Principal
	PB Materials Inc.	Materials	Director
	Elessent Clean Technologies, Inc.	Process Technologies	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of the Proposed Business Combination or another Initial Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to the closing of the Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering.

●	Our Sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares (including the Class A Conversion Shares) and Public Shares held by them in connection with (i) the completion of our Initial Business Combination, including the Proposed Business Combination, and (ii) a shareholder vote to approve an amendment to our Charter (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Initial Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026 or (B) with respect to any other provision relating to the rights of holders of our Public Shareholders or pre-Initial Business Combination activity. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to its Founder Shares if we fail to complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame. If we do not complete the Proposed Business Combination or another Initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of such Initial Business Combination and (B) subsequent to such Initial Business Combination, (x) if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after such Initial Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property. However, in connection with the Proposed Business Combination, the lock-up will be modified such that the lock-up period will only be six months after the Proposed Business Combination, and notwithstanding such lock-up, permit the holders of Founder Shares to sell up to 15% of such shares. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our Initial Business Combination. Because each of our directors and officers will, directly or indirectly, own Founder Shares and/or Private Placement Warrants, they may have a conflict of interest in determining whether iRocket or another particular target business, is an appropriate business with which to effectuate the Proposed Business Combination or another Initial Business Combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination, Proposed Business Combination, if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our Initial Business Combination. In addition, our Sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an Initial Business Combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

●	The Sponsor purchased 8,625,000 Founder Shares for $25,000, or approximately $0.003 per share, in a private placement prior to the consummation of the IPO. The Sponsor exercised the option to convert 4,300,000 Class B Ordinary Shares into 4,300,000 Class A Ordinary Shares on March 15, 2024. On February 13, 2026, the Sponsor surrendered to the Company, for no consideration, such 4,300,000 Class A Ordinary Shares. Also on February 13, 2026, the Sponsor purchased 430,000 Preference Shares for par value. All of our officers and directors have a direct or indirect economic interest in such shares. Upon closing of the Proposed Business Combination or another Business Combination, such shares are expected to become 8,625,000 shares of the combined company. Such shares, if unrestricted and freely tradable, would have had an aggregate market value of approximately $86,250,000 based upon an assumed the $10.00 per share price. However, given such shares will be subject to lock-up restrictions, we believe such shares have less value.

●	The Sponsor purchased 5,933,333 Private Placement Warrants for $8,900,000, or $1.50 per Private Placement Warrant, in private placements that closed simultaneously with our IPO. Certain of our officers and directors have a direct or indirect economic interest in such Private Placement Warrants. The 5,933,333 warrants of the combined company that the Sponsor will hold following the Proposed Business Combination or another Business Combination, if unrestricted and freely tradable, would have had an aggregate market value of approximately $8,900,000 based upon the initial purchase price of $1.50 per Private Placement Warrant. However, given such warrants will be subject to lock-up restrictions, we believe such warrants have less value.

●	Given the differential in the purchase price that the Sponsor paid for the Founder Shares and the Preference Shares as compared to the price of the Public Shares included in the units sold in our IPO, the Sponsor may earn a positive rate of return on its investment even if the shares of combined company common stock following the Proposed Business Combination or another Business Combination trade below $10.00 per share and the Public Shareholders experience a negative rate of return following the closing. Accordingly, the economic interests of the Sponsor diverge from the economic interests of Public Shareholders because the Sponsor will realize a gain on its investment from the completion of any Business Combination while Public Shareholders will realize a gain only if the post-closing trading price exceeds $10.00 per share.

●	The Sponsor will lose its entire investment in us if we not complete the Proposed Business Combination or another Business Combination by September 16, 2026. If we do not consummate the Proposed Business Combination or another Business Combination by such date, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our warrants may be worthless. In such event, the 4,325,000 Class A ordinary shares and 430,000 Preference Shares owned by the Sponsor would be worthless because following the redemption of the Public Shares, we would likely have few, if any, net assets and because the Sponsor and each of our directors and officers have agreed to waive their rights to liquidating distributions from the Trust Account with respect to such shares if we to complete a Business Combination within the required period. Additionally, in such event, the 5,933,333 Private Placement Warrants that the Sponsor paid $8.9 million to purchase will expire worthless. The Sponsor is controlled by Stephen J. Toy, our Chief Financial Officer, and Nadim Z. Qureshi, our President, CEO and Chairman of our Board, who are the Managing Members of the Sponsor. Mr. Qureshi and Mr. Toy each have an economic interest in (i) 3,402,017, or approximately 39.4%, of the shares held by the Sponsor and (ii) 2,362,361, or approximately 39.4%, of the Private Placement Warrants held by the Sponsor.

●	The Sponsor and each member of our management team have entered into one or more agreements pursuant to which they have agreed to waive their redemption rights with respect to any securities held by them in connection with (i) the completion of our Business Combination, including the Proposed Business Combination, and (ii) a shareholder vote to approve an amendment to our Articles (A) that would modify the substance or timing of our obligation to provide Public Shareholders the right to have their Public Shares redeemed in connection with the Proposed Business Combination or another Business Combination or to redeem 100% of our Public Shares if we do not complete the Proposed Business Combination or another Business Combination by September 16, 2026 or (B) with respect to any other provision relating to the rights of holders of Public Shareholders or pre-initial business combination activity. Additionally, the Sponsor and each of our directors and officers have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares and the Preference Shares if we fail to complete the Proposed Business Combination or another Business Combination within the prescribed time frame. If we do not complete the Proposed Business Combination or another Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless.

●	If the Trust Account is liquidated, the Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.00 per Public Share, or such lesser amount per Public Share as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we entered into an acquisition agreement or claims of any third party for services rendered or products sold to us, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the Trust Account.

●	Our existing officers and directors will be eligible for continued indemnification and continued coverage under a directors’ and officers’ liability insurance policy for a period of six (6) years after the Proposed Business Combination or another Business Combination.

●	In connection with the closing of the Proposed Business Combination or another Business Combination, the Sponsor, officers and directors would be entitled to the repayment of any outstanding working capital loan and advances that have been made to us. If we do not complete the Proposed Business Combination or another Business Combination within the required period, no proceeds held in the Trust Account would be used to repay the working capital loans. As of March 30, 2026, the Sponsor, Nadim Z. Qureshi, our President, CEO and Chairman of the Board, and Stephen J. Toy, our Chief Executive Officer, have collectively loaned approximately $375,000 to the Company.

●	In connection with the closing of the Proposed Business Combination or another Business Combination, subject to the terms and conditions of the Merger Agreement or applicable definitive agreement, the Sponsor, our officers and directors and their respective affiliates may be entitled to reimbursement for any reasonable out-of-pocket expenses related to identifying, investigating and consummating an initial business combination, and repayment of any other loans, if any, and on such terms as to be determined by us from time to time, made by the Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended Business Combination. As of the date of the Record Date, there were no reimbursable out-of-pocket expenses were outstanding.

●	The fact that, unless the Company consummates the Proposed Business Combination or another Business Combination, the Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by it on behalf of the Company to the extent that such expenses exceed the amount of available proceeds not deposited in the Trust Account.

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

If we seek shareholder approval, as we intend to do with respect to the Proposed Business Combination, we will complete the Proposed Business Combination or such other Initial Business Combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Proposed Business Combination or such other Initial Business Combination. In such case, our Sponsor and each member of our management team have agreed to vote their Founder Shares and Public Shares in favor of the Proposed Business Combination or such other Initial Business Combination. As our Sponsor owns approximately 97.5% of the voting power of our ordinary shares, we will receive the approval of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting for the Proposed Business Combination or another Initial Business Combination.

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

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class B Ordinary Shares	Approximate Percentage of Outstanding Ordinary Shares	Number of Preference Shares Beneficially Owned	Approximate Percentage of Outstanding Preference Shares	Approximate Percentage of Voting Power
Ross Holding Company LLC(2)(3)(4)	—	—	4,325,000	100.0%	97.5%	430,000	100.0%	98.7%
Stephen J. Toy	—	—	—	—	—	—	—	—
Nadim Z. Qureshi	—	—	—	—	—	—	—	—
Lord William Astor	—	—	—	*	—	—	—	—
Larry Kudlow	—	—	—	*	—	—	—	—
Nick Peterson	—	—	—	—	—	—	—	—
All officers and directors as a group (six individuals)	—	—	4,325,000	100.0%	97.5%	430,000	100.0%	98.7%

(1)	Unless otherwise noted, the business address of each of the shareholders is 1177 Avenue of the Americas, 5th Floor, New York, NY 10036.

(2)	The shares are held in the name of our Sponsor. Our Sponsor is controlled by Stephen J. Toy and Nadim Z. Qureshi, who are the Managing Members of the Sponsor.

(3)	Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our Initial Business Combination or earlier at the option of the holders thereof.

Our Sponsor beneficially owns 97.5% of our issued and outstanding ordinary shares and 100% of our issued and outstanding Preference Shares. Our Sponsor has the right to elect all of our directors prior to the consummation of our Initial Business Combination as a result of holding all of the Founder Shares. In addition, because of this ownership block, our Sponsor may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our Charter and approval of significant corporate transactions, including approval of an Initial Business Combination.

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

On March 15, 2024, our Sponsor exercised its right to convert an aggregate of 4,300,000 of its Founder Shares into an equal number of Class A Conversion Shares in the Class A Conversion. Pursuant to the Class A Conversion, our Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve the Proposed Business Combination or another Initial Business Combination and its right to receive any distribution from the Trust Account with respect to such Class A Conversion Shares (for the avoidance of doubt, such Class A Conversion Shares will not be Public Shares). On February 13, 2026, pursuant to the Class A Conversion Share Forfeiture, the Sponsor surrendered for no consideration the Class A Conversion Shares. Also on February 13, 2026, the Sponsor purchased 430,000 Preference Shares. Our Sponsor agreed to waive any redemption rights with respect to such Preference Shares in connection with a shareholder vote to approve an Initial Business Combination (including the Proposed Business Combination) and any right to receive any distribution from the Trust Account with respect to such Preference Shares. Each Preference Share will convert into ten Class A Ordinary Shares immediately prior to, concurrently with, or immediately filing closing of an Initial Business Combination, including the Proposed Business Combination.

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

On March 15, 2024, our Sponsor exercised its right to convert an aggregate of 4,300,000 of its Founder Shares into an equal number of Class A Conversion Shares in the Class A Conversion. Pursuant to the Class A Conversion, our Sponsor agreed to waive its redemption rights with respect to such Class A Conversion Shares in connection with a shareholder vote to approve the Proposed Business Combination or another Initial Business Combination and its right to receive any distribution from the Trust Account with respect to such Class A Conversion Shares (for the avoidance of doubt, such Class A Conversion Shares will not be Public Shares). On February 13, 2026, pursuant to the Class A Conversion Share Forfeiture, the Sponsor surrendered for no consideration the Class A Conversion Shares. Also on February 13, 2026, the Sponsor purchased 430,000 Preference Shares. Our Sponsor agreed to waive any redemption rights with respect to such Preference Shares in connection with a shareholder vote to approve an Initial Business Combination (including the Proposed Business Combination) and any right to receive any distribution from the Trust Account with respect to such Preference Shares. Each Preference Share will convert into ten Class A Ordinary Shares immediately prior to, concurrently with, or immediately filing closing of an Initial Business Combination, including the Proposed Business Combination.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,933,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant, for an aggregate purchase price of $8.9 million. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete the Proposed Business Combination or another Initial Business Combination by September 16, 2026, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company Working Capital Loans as may be required. If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that no business combination is closed, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except as described below, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 30, 2026, the Sponsor, Nadim Z. Qureshi, our President, CEO and Chairman of the Board, and Stephen J. Toy, our Chief Executive Officer, have collectively loaned approximately $375,000 to the Company.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2026, or such later date by which the Company must consummate a Business Combination pursuant to its Charter (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. If the Company completes an Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into Warrants). Otherwise, the Convertible Note would be repaid only out of funds held outside the Trust Account. In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

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

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2025, and 2024, and of services rendered in connection with the Initial Public Offering, totaled approximately $183,560 and $183,560, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees for the years ended December 31, 2025and 2024.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees for WithumSmith+Brown, PC for tax fees for the years ended December 31, 2025 and 2024 totaled $0 and $0, respectively.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees for the years ended December 31, 2025 and 2024.

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

Exhibit Number	Description
2.1†	Agreement and Plan of Merger, dated July 22, 2025, by and among BPGC, the Company, Holdco, Holdco Merger Sub and Acquiror Merger Sub, previously filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2025 and incorporated herein by reference.

2.2	First Amendment to Agreement and Plan of Merger, dated as of October 6, 2025, by and among BPGC, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket, previously filed as an exhibit to our Current Report on Form 8-K filed on October 10, 2025 and incorporated herein by reference.

2.3	Second Amendment to Agreement and Plan of Merger, dated as of October 30, 2025, by and among BPGC, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket, previously filed as an exhibit to our Current Report on Form 8-K filed on November 5, 2025 and incorporated herein by reference.

2.4	Third Amendment to Agreement and Plan of Merger, dated as of December 12, 2025, by and among BPGC, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket, previously filed as an exhibit to our Current Report on Form 8-K filed on December 18, 2025 and incorporated herein by reference.

3.1*	Amended and Restated Memorandum and Articles of Association, as amended March 13, 2023, September 15, 2023, March 15, 2024, September 16, 2024 and March 16, 2026.

4.1	Specimen Unit Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.2	Specimen Class A Ordinary Share Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.3	Specimen Warrant Certificate, previously filed as an exhibit to our Registration Statement on Form S-1 (File No 333-252633) filed on March 2, 2021 and incorporated by reference herein.

4.4	Warrant Agreement, dated March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

4.5*	Description of the Company’s Securities.

10.1	Form of Letter Agreement, dated March 16, 2021, by and among the Company, its each of its executive officers and its directors, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.2	Letter Agreement, dated March 16, 2021, between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.3	Form of Indemnity Agreement, dated March 16, 2021, between the Company and each of its officers and directors, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.4	Investment Management Trust Agreement, dated March 16, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.5	Registration and Shareholders Rights Agreement, dated March 16, 2021, by and among the Company, Ross Holding Company LLC and the other holders party thereto, as trustee, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.6	Private Placement Warrants Purchase Agreement, dated March 11, 2021, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.7	Administrative Services Agreement, dated March 16, 2021, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.8	Securities Subscription Agreement, dated January 22, 2021, between the Registrant and the Sponsor, by and between the Company and Ross Holding Company LLC, previously filed as an exhibit to our Current Report on Form 8-K filed on March 16, 2021 and incorporated by reference herein.

10.9	Sponsor Support Agreement, dated July 22, 2025, by and among BPGC, the Company, and Sponsor, previously filed as an exhibit to our Current Report on Form 8-K filed on July 23, 2025 and incorporated herein by reference.

19.1	Insider Trading Policy, previously filed as Exhibit 19.1 to our Annual Report on Form 10-K filed on November 28, 2025 (as amended on January 7, 2026), and incorporated herein by reference.

21.1	List of Subsidiaries, previously filed as Exhibit 21.1 to our Annual Report on Form 10-K filed on November 28, 2025 (as amended on January 7, 2026), and incorporated herein by reference.

24.1*	Power of Attorney (including on the signature page).

31.1*	Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1, previously filed as Exhibit 97.1 to our Annual Report on Form 10-K filed on November 28, 2025 (as amended on January 7, 2026), and incorporated herein by reference.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.DRF	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

Item 16. Form 10-K Summary.

None.

BPGC ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

BPGC Acquisition Corp.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BPGC Acquisition Corp. (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 16, 2026, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2021.

New York, New York

March 31, 2026

PCAOB Number 100

BPGC ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2025 AND 2024

	December 31,
	2025	2024
Assets:
Current assets:
Prepaid expenses	$7,832	$2,500
Total current assets	7,832	2,500
Cash held in Trust Account	1,868,462	1,811,803
Total Assets	$1,876,294	$1,814,303

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,077,574	$1,182,929
Accrued expenses	3,196,668	526,954
Due to related party	279,173	—
Total current liabilities	4,553,415	1,709,883
Derivative warrant liabilities	15,034,190	1,818,070
Deferred underwriting commissions	—	6,037,500
Total liabilities	19,587,605	9,565,453

Commitments and Contingencies (see Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 155,614 and 155,614 shares at redemption value of approximately $11.36 and $11.00 per share as of December 31, 2025 and 2024, respectively	1,768,462	1,711,803

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2025 and 2024	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,300,000 non-redeemable shares issued and outstanding as of December 31, 2025 and 2024	430	430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of December 31, 2025 and 2024	433	433
Additional paid-in capital	8,856,302	3,276,427
Accumulated deficit	(28,336,938)	(12,740,243)
Total shareholders’ deficit	(19,479,773)	(9,462,953)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,876,294	$1,814,303

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Year Ended December 31,
	2025	2024
General and administrative expenses	$2,838,200	$689,672
Loss from operations	(2,838,200)	(689,672)

Other (expense) income:
Change in fair value of derivative warrant liabilities	(13,216,120)	(772,070)
Income from interest in operating account	—	5
Gain from extinguishment of deferred underwriting commissions	457,625	—
Gain from extinguishment of liabilities	—	4,467,988
Income from investments held in Trust Account	56,659	1,212,294
Net (loss) income	$(15,540,036)	$4,218,545

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	4,455,614	5,901,476
Basic and diluted net (loss) income per share, Class A ordinary share	$(1.77)	$0.38

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,325,000	5,206,148
Basic and diluted net (loss) income per share, Class B ordinary share	$(1.77)	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2023	—	$—	8,625,000	$863	$—	$(15,116,158)	$(15,115,295)
Conversion of Class B ordinary shares to Class A ordinary shares	4,300,000	430	(4,300,000)	(430)	—	—	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(1,842,630)	(1,842,630)
Contribution of capital	—	—	—	—	3,276,427	—	3,276,427
Net income	—	—	—	—	—	4,218,545	4,218,545
Balance - December 31, 2024	4,300,000	430	4,325,000	433	3,276,427	(12,740,243)	(9,462,953)
Deferred underwriting commission waiver	—	—	—	—	5,579,875	—	5,579,875
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(56,659)	(56,659)
Net loss	—	—	—	—	—	(15,540,036)	(15,540,036)
Balance - December 31, 2025	4,300,000	$430	4,325,000	$433	$8,856,302	$(28,336,938)	$(19,479,773)

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	For the Year Ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(15,540,036)	$4,218,545
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	13,216,120	772,070
Income from investments held in Trust Account	(56,659)	(1,212,294)
Gain on Forfeiture Deferred Underwriting Commission	(457,625)	—
Gain from extinguishment of liabilities	—	(4,467,988)
Changes in operating assets and liabilities:
Prepaid expenses	(5,332)	—
Accounts payable	(105,356)	590,629
Accrued expenses	2,669,715	(2)
Net cash used in operating activities	(279,173)	(99,040)

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	—	55,084,846
Cash deposited in Trust Account	—	(630,336)
Net cash provided by investing activities	—	54,454,510

Cash Flows from Financing Activities:
Proceeds from note payable	—	—
Proceeds from note payable - related party	—	630,336
Proceeds from due to related party	279,173	98,846
Repayment of due to related party	—	(10,226)
Redemption of Class A shares	—	(55,084,846)
Net cash used in (provided by) financing activities	279,173	(54,365,890)

Net change in cash	—	(10,420)

Cash - beginning of the year	—	10,420
Cash - end of the year	$—	$—

Supplemental disclosure of noncash financing activities:
Capital contribution from related party for debt cancellation	$—	$3,276,427

The accompanying notes are an integral part of these consolidated financial statements.

BPGC ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

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

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company generates no operating revenues and will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete an Initial Business Combination by September 16, 2026, or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association (the “Combination Period”), or (b) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

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

On March 6, 2024, the Company held an extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”) to, amongst other things, approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 (such proposal, the “Third Extension Amendment Proposal”, such extension, the “Third Extension,” and September 16, 2024, the “Third Extension Date”) as more fully described in the proxy statement filed by the Company with the Securities and Exchange Commission on February 26, 2024.  The Third Extension Amendment Proposal was approved.  In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million.

On September 16, 2024, the Company held an extraordinary general meeting of shareholders (the “Fourth Extension Meeting”) to approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 (such proposal, the “Fourth Extension Amendment Proposal”, such extension, the “Fourth Extension,” and March 16, 2026, the “Fourth Extension Date”) and (ii) a proposal to (a) change the name of the Company from Ross Acquisition Corp II to “BPGC Acquisition Corp.”; and (ii) amend the Company’s Amended and Restated Articles of Association to reflect such change of name of the Company (the “Name Change Proposal”). The Fourth Extension Amendment Proposal and the Name Change Proposal were approved. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million.

On February 13, 2026, the Sponsor surrendered to the Company, for no consideration, the 4,300,000 Class A Conversion Shares (the “Class A Conversion Share Forfeiture”). Also on February 13, 2026, the Sponsor purchased 430,000 Series C preference shares, par value $0.0001 per share (the “Preference Shares”), for par value (the “Preference Share Issuance”).

On March 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to, amongst other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 (such proposal, the “Fifth Extension Amendment Proposal”, such extension, the “Fifth Extension” and, together with the First Extension, the Second Extension, the Third Extension and the Fourth Extension, the “Extensions” and September 16, 2026, the “Fifth Extension Date”). The Fifth Extension Amendment Proposal was approved. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of approximately $545 thousand.

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

Liquidity and Going Concern

As of December 31, 2025, the Company had $0 in its operating bank account and working capital deficit of approximately $4.5 million.

The Company’s liquidity needs through December 31, 2025 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4).

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor.  Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company.  If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company.  Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension note but no proceeds held in the Trust Account would be used to repay the Extension Note.  As of December 31, 2025 and 2024, the Company had borrowings of $450,000, respectively, for extension payments, of which has since been forgiven and recorded as capital contribution during the year ended December 31, 2024.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”).  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. There were no borrowings under this note as of December 31, 2025 and 2024.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until September 16, 2026 to consummate an Initial Business Combination.  As previously reported, on January 17, 2023, the Company signed the Business Combination Agreement with, among other parties, APRINOIA Therapeutics, Inc.  On August 21, 2023, as previously reported, the Business Combination Agreement was terminated.  On September 15, 2023, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. On March 6, 2024, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. On September 16, 2024, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association.  On March 16, 2026, the Company’s shareholders voted to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. It is uncertain that the Company will be able to consummate an Initial Business Combination by September 16, 2026.  Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these consolidated financial statements.  If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.  Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2026.

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

Reclassification

Certain amounts from prior period financial statements have been reclassified to align with the presentation used in the current consolidated financial statements for comparative purposes. An adjustment has been made to the consolidated statements of operations and the consolidated statements of cash flows for the year ended December 31, 2024. This change in classification does not affect previously reported net income in the consolidated statements of operations or the cash flows from operating activities in the consolidated statements of cash flows.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 and 2024.

Cash and Investments Held in the Trust Account

The Company’s Trust Account consists of cash as of December 31, 2025 and 2024.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2025, 155,614 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the consolidated financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2025 and 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2025 and 2024. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per ordinary share:

	For the Year Ended December 31,
	2025		2024
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$(7,885,599)	$(7,654,437)	$2,241,311	$1,977,234
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,455,614	4,325,000	5,901,476	5,206,148
Basic and diluted net income per ordinary share	$(1.77)	$(1.77)	$0.38	$0.38

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

On March 13, 2023, the Company held an extraordinary general meeting of shareholders (the “First Extension Meeting”) to approve, among other things, a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination by up to six months from March 16, 2023 to September 16, 2023 in one month increments subject to deposit of $165,000 into the Trust Account for each month by which such date was extended (such proposals, the “First Amendment Proposal”, such extension, the “First Extension” and such date, the “First Extension Date”) or such later date by which the Company must complete an Initial Business Combination pursuant to a subsequent amendment to the Company’s Amended and Restated Memorandum and Articles of Association. The First Extension Amendment Proposal was approved.  The First Extension Amendment Proposal was approved.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.

On September 15, 2023, the Company held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Second Extension Meeting”) to approve, among other things, (i) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination by up to six months from September 16, 2023 to March 16, 2024 in one month increments subject to deposit of $75,000 into the Trust Account for each month by which such date was extended (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and such date, the “Second Extension Date”), (ii) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to delete the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”) and (iii) a proposal to elect Larry Kudlow as Class I director of the Company’s board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Second Meeting Proposals”). The Second Meeting Proposals were each approved.  In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million.

On March 6, 2024, the Company held an extraordinary general meeting of shareholders (the “Third Extension Meeting”) to, among other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 in one month increments subject to deposit of an amount equal to the lesser of (i) $0.03 per Public Share that was not submitted for redemption and (ii) an aggregate of $90,000 (such proposal, the “Third Extension Amendment Proposal”, such extension, the “Third Extension,” and September 16, 2024, the “Third Extension Date”).  The shareholders approved the amendment to the Company’s amended and restated Memorandum and Articles of Association and on March 15, 2024 the board of directors of the Company elected to implement the Extension.  In connection with the vote to approve the Extension Amendment Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash.  As the board of directors of the Company has elected to implement the Extension, the Company will redeem such shares for cash.

On September 16, 2024, the Company held an extraordinary general meeting of shareholders (the “Fourth Extension Meeting”) to approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 (such proposal, the “Fourth Extension Amendment Proposal”, such extension, the “Fourth Extension,” and March 16, 2026, the “Fourth Extension Date”) and (ii) a proposal to (a) change the name of the Company from Ross Acquisition Corp II to “BPGC Acquisition Corp.”; and (iii) amend the Company’s Amended and Restated Articles of Association to reflect such change of name of the Company (the “Name Change Proposal”). The Fourth Extension Amendment Proposal and the Name Change Proposal were approved. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million.

On March 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to, amongst other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 (such proposal, the “Fifth Extension Amendment Proposal”, such extension, the “Fifth Extension” and, together with the First Extension, the Second Extension, the Third Extension and the Fourth Extension, the “Extensions” and September 16, 2026, the “Fifth Extension Date”). The Fifth Extension Amendment Proposal was approved. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of approximately $545 thousand.

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

On November 6, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor.  Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor may, but will not be obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000.  If the Sponsor advises the Company that it will not deposit the next $75,000 payment, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any).  The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company.  If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company.  Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account would be used to repay the Extension Note. As of December 31, 2025 and 2024, the Company had borrowings of $450,000, respectively, for extension payments (documented by the Extension Note) which was forgiven as part of the Member Agreement, as defined below, and a contribution of capital of $450,000 was recognized during the year ended December 31, 2024.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”).  On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination.  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.  If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.  Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025 and 2024, the Company did not have any borrowings related to the Working Capital Loans.

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

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on the NYSE, the Company agreed to pay the Sponsor a total of $10,000 per month for office space, secretarial and administrative services.  Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.  As a result of the Member Agreement, the Company terminated the administrative support agreement and $300,000 was forgiven at year ended December 31, 2024, and was recorded as a capital contribution on the consolidated statements of shareholders’ deficit.

Due to Related Party

During the year ended December 31, 2025, management employees paid for Company payables totaling $279,173 on behalf of the Company. During the year ended December 31, 2024, management employees paid for Company payables totaling $0 on behalf of the Company.

Member Agreement

On September 13, 2024 (the “Effective Date”), Wilbur L. Ross Jr. (“Ross”), Tobias W. Welo (“Welo”), Nadim Z. Qureshi (“Qureshi”) and Stephen J. Toy (“Toy” and together with Qureshi, the “Continuing Managers”) entered into a member agreement (the “Member Agreement”). Ross irrevocably resigned as a manager of the Sponsor and the Continuing Managers agreed to serve as managers pursuant to the A&R Limited Liability Company Agreement of the Sponsor (the “A&R LLC Agreement”). Ross agreed to be responsible for seventy-two percent (72%), Qureshi agreed to be responsible for fourteen percent (14%) and Toy agreed to be responsible for fourteen percent (14%) of the total fees owed to certain vendors prior to the Effective Date; provided that, in no event would Ross be obligated to pay an amount in excess of the lesser of (i) 25% of the aggregate original undiscounted amount of such invoices and (ii) $1,550,000 (the “Ross Cap”). As a result of the Member Agreement, the Company recognized a capital contribution of $2,046,091 in connection with expenses paid by Ross, Qureshi and Toy on behalf of the Company during the year ended December 31, 2024.

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

In connection with the vote to approve the Extension Amendment Proposal, the Sponsor agreed to deposit into the Trust Account the lesser of (i) $0.03 per Class A Ordinary Share that remains outstanding and is not redeemed or (ii) an aggregate of $90,000 or such Monthly Amount. If a business combination is not consummated by April 16, 2024, the Contributor may, but will not be obligated to, deposit the Monthly Amount for each calendar month (commencing on April 16, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete a business combination until September 16, 2024, resulting in a maximum extension payment of $540,000. If the Contributor advises the Company that it will not deposit the next Monthly Amount, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). As of December 31, 2025, the Company had borrowings of $450,000, respectively, for extension payments (now documented by the Extension Note) which was forgiven as part of the Member Agreement, and a contribution of capital of $450,000 was recognized. As of December 31, 2024, the Company had additional borrowings of $480,336 which were forgiven as part of the Member Agreement, and a contribution of capital of $480,336 was recognized during the year ended December 31, 2024.

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

On January 19, 2023, the Company received a waiver of underwriter fees from one of the underwriters in which the underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement.  This portion accounted for approximately $6.0 million of the total deferred underwriting commission liability of $12.1 million.

On January 23, 2023, the Company received a waiver of underwriter fees from a second underwriter in which the underwriter waived the right to receive its deferred underwriting commissions payable upon the consummation of an Initial Business Combination under the terms of the underwriting agreement.

By letter agreement dated October 10, 2025, the second underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement. As such, $6,037,500 has been forgiven, of which $5,579,875 is presented in the accompanying consolidated statements of changes in shareholders’ deficit as additional paid-in capital and $457,625 is recognized as a gain on waived deferred underwriter commission on the accompanying consolidated statements of operations.

Forgiveness of liabilities

During the year ended December 31, 2024, various vendors of the company forgave $4,467,988 of previously accrued expenses, which is included in gain on extinguishment of liabilities in the accompany consolidated statement of operations.

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

On October 30, 2025, the Company, Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket entered into Merger Agreement Amendment 2, pursuant to which Section 7.07 of the Merger Agreement was amended to extend the deadline for the Company to file its Multi-Year 10-K from October 31, 2025 to November 30, 2025, which was filed on November 28, 2025. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on November 5, 2025.

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

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.  The Company is authorized to issue 100,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.  In connection with the vote to approve the Second Extension Redemption Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. In connection with the vote to approve the Third Extension Redemption Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. In connection with the vote to approve the Fourth Extension Redemption Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. As of December 31, 2025 and 2024, there were 4,300,000 Class A ordinary shares outstanding, excluding 155,614 Class A ordinary shares subject to possible redemption and that have been classified as temporary equity.

The Class A ordinary shares subject to possible redemption reflected on the consolidated balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2023	$54,954,019
Less:
Redemptions	(55,084,846)
Plus:	`
Increase in redemption value of Class A ordinary shares subject to possible redemption	1,842,630

Class A ordinary shares subject to possible redemption as of December 31, 2024	$1,711,803
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	56,659

Class A ordinary shares subject to possible redemption as of December 31, 2025	$1,768,462

Note 7 - Shareholders’ Deficit

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. In connection with the vote to approve the First, Second, Third and Fourth Extension Amendment Proposal on March 15, 2023, September 13, 2023, March 6, 2024 and September 10, 2024, holders of 28,119,098, 1,339,804, 2,372,565 and 2,512,919 Class A ordinary shares, respectively, properly exercised their right to redeem their shares for cash. As of December 31, 2025 and 2024, there were 4,300,000 Class A ordinary shares issued and outstanding, excluding 155,614 Class A ordinary shares subject to possible redemption that have been classified as temporary equity (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2025 and 2024, there were 4,325,000 Class B ordinary shares issued and outstanding.

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

Note 8 - Warrants

As of December 31, 2025 and 2024, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	December 31, 2025
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$9,853,200
Derivative warrant liabilities – Private placement warrants	$—	$—	$5,180,990

	December 31, 2024
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$1,187,950
Derivative warrant liabilities – Private placement warrants	$—	$—	$630,120

To value the Public warrants and Private placement warrants, the Company used a lattice model and utilized the following key inputs for the Public and Private placement warrants:

December 31, 2025
Warrant exercise price	$11.50
Term (years)	5.00
Risk-free rate	3.72%
Business combination probability	20.00%

December 31, 2024
Warrant exercise price	$11.50
Term (years)	5.00
Risk-free rate	4.33%
Business combination probability	2.25%

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement, when the Public Warrants were separately listed and traded in an active market in May 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement as of May 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers from any level for the year ended December 31, 2025. The estimated fair value of the Public and Private Warrants transferred from a level 2 to a Level 3 Measurement fair value measurement, due to the delisting of the shares, during the year ended December 31, 2024 was $690,000 and $356,000, respectively.

The following table presents the changes in the Level 3 fair value of warrant liabilities during the years ended December 31, 2025 and 2024:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2024	$-	$-	$-
Transfer from level 2	356,000	690,000	1,046,000
Change in fair value	274,120	497,950	772,070
Fair value as of December 31, 2024	630,120	1,187,950	1,818,070
Change in fair value	4,550,870	8,665,250	13,216,120
Fair value as of December 31, 2025	$5,180,990	$9,853,200	$15,034,190

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

For the year ended December 31, 2025, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $13.2 million presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statements of operations. For the year ended December 31, 2024, the Company recognized a loss in the consolidated statements of operations resulting from an increase in fair value of the derivative warrant liabilities of approximately $772,000 presented as change in fair value of derivative warrant liabilities in the accompanying consolidated statement of operations.

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

	December 31,	December 31,
	2025	2024
Cash held in Trust Account	$1,868,462	$1,811,803

	December 31, 2025	December 31, 2024
General and administrative expenses	$2,838,200	$689,672

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

On February 13, 2026, the Sponsor surrendered to the Company, for no consideration, the 4,300,000 Class A Conversion Shares (the “Class A Conversion Share Forfeiture”). Also on February 13, 2026, the Sponsor purchased 430,000 Series C preference shares, par value $0.0001 per share (the “Preference Shares”), for par value (the “Preference Share Issuance”). Each Preference Share will convert into ten Class A Ordinary Shares immediately prior to, concurrently with, or immediately filing closing of an Initial Business Combination, including the Proposed Business Combination. Our Sponsor agreed to waive any redemption rights with respect to such Preference Shares in connection with a shareholder vote to approve an Initial Business Combination (including the Proposed Business Combination) and any right to receive any distribution from the Trust Account with respect to such Preference Shares.

On March 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to, amongst other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 (such proposal, the “Fifth Extension Amendment Proposal”, such extension, the “Fifth Extension” and, together with the First Extension, the Second Extension, the Third Extension and the Fourth Extension, the “Extensions” and September 16, 2026, the “Fifth Extension Date”). The Fifth Extension Amendment Proposal was approved. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of approximately $545 thousand.

Following the aforementioned redemptions, Extensions, the 2024 Conversion, the Class A Conversion Share Forfeiture and the Preference Share Issuance, as of March 30, 2026, our outstanding share capital consists of 110,419 Class A Ordinary Shares all of which are Public Shares, 4,325,000 Class B Ordinary Shares and 430,000 Preference Shares.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on March 31, 2026.

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

/s/ Nadim Qureshi
Name:	Nadim Qureshi
Title:	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)
Date:	March 31, 2026

/s/ Stephen J. Toy
Name:	Stephen J. Toy
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2026

/s/ Lord William Astor
Name:	Lord William Astor
Title:	Director
Date:	March 31, 2026

/s/ Larry Kudlow
Name:	Larry Kudlow
Title:	Director
Date:	March 31, 2026

/s/ Nick Peterson
Name:	Nick Peterson
Title:	Director
Date:	March 31, 2026