Form 10-Q
period 2026-03-31
BPGC Acquisition Corp.
filed 2026-07-24
CIK 1841610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of July 24, 2026, there were 110,419 Class A ordinary shares, $0.0001 par value, 4,325,000 Class B ordinary shares, $0.0001 par value, and 430,000 Series C preference shares, $0.0001 par value, issued and outstanding.

BPGC ACQUISITION CORP.

Form 10-Q

For the Quarterly Period Ended March 31, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)	(As Restated)
Assets:
Current assets:
Prepaid expenses	$1,333	$7,832
Total current assets	1,333	7,832
Cash held in Trust Account	1,333,938	1,868,462
Total Assets	$1,335,271	$1,876,294

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,071,464	$1,077,574
Accrued expenses	3,196,668	3,196,668
Due to related party	424,707	279,173
Total current liabilities	4,692,839	4,553,415
Derivative warrant liabilities	12,728,680	15,034,190
Total liabilities	17,421,519	19,587,605

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 110,419 and 155,614 shares at redemption value of approximately $11.18 and $11.36 per share as of March 31, 2026 and December 31, 2025, respectively	1,233,938	1,768,462

Shareholders’ Deficit:
Series C Preference shares, $0.0001 par value; 1,000,000 shares authorized; 430,000 and 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	43	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 and 4,300,000 non-redeemable shares issued and outstanding (excluding 110,419 and 155,614 shares subject to possible redemption) as of March 31, 2026 and December 31, 2025, respectively	—	430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	433	433
Additional paid-in capital	8,856,689	8,856,302
Accumulated deficit	(26,177,351)	(28,336,938)
Total shareholders’ deficit	(17,320,186)	(19,479,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,335,271	$1,876,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
		(As Restated)
General and administrative expenses	$145,923	$15,445
Loss from operations	(145,923)	(15,445)
Other income (loss):
Change in fair value of derivative warrant liabilities	2,305,510	(2,300)
Income from investments held in Trust Account	10,931	14,345
Net income (loss)	$2,170,518	$(3,400)

Weighted average shares outstanding, Class A ordinary shares, basic and diluted	2,202,024	4,455,614
Basic and diluted net income (loss) per share, Class A ordinary share	$0.33	$(0.00)

Weighted average shares outstanding, Class B ordinary shares, basic and diluted	4,325,000	4,325,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.33	$(0.00)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2026

	Series C Preference		Ordinary Shares				Additional		Total
	Shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	—	$—	4,300,000	$430	4,325,000	$433	$8,856,302	$(28,336,938)	$(19,479,773)
Issuance of Series C preference shares	430,000	43	—	—	—	—	387	—	430
Forfeiture of Class A Conversion Shares	—	—	(4,300,000)	(430)	—	—	—	—	(430)
Decrease in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(10,931)	(10,931)
Net income	—	—	—	—	—	—	—	2,170,518	2,170,518
Balance as of March 31, 2026	430,000	$43	—	$—	4,325,000	$433	$8,856,689	$(26,177,351)	$(17,320,186)

FOR THE THREE MONTHS ENDED MARCH 31, 2025

(As Restated)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024 (restated)	4,300,000	$430	4,325,000	$433	$3,276,427	$(12,740,243)	$(9,462,953)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(14,620)	(14,620)
Net loss	—	—	—	—	—	(3,400)	(3,400)
Balance - March 31, 2025 (restated)	4,300,000	$430	4,325,000	$433	$3,276,427	$(12,757,988)	$(9,480,698)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2026	2025
		(As Restated)
Cash Flows from Operating Activities:
Net income (loss)	$2,170,518	$(3,400)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(2,305,510)	2,300
Income from investments held in Trust Account	(10,931)	(14,345)
Changes in operating assets and liabilities:
Prepaid expenses	6,499	(7,500)
Accounts payable	(6,110)	16,703
Accrued expenses	―	6,242
Net cash used in operating activities	(145,534)	—

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	545,455	—
Net cash provided by investing activities	545,455	—

Cash Flows from Financing Activities:
Proceeds from due to related party	145,534	—
Redemption of Class A ordinary shares	(545,455)	—
Net cash used in financing activities	(399,921)	—

Net change in cash	—	—

Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

Supplemental disclosure of noncash financing activities:
Issuance of Series C preference shares	$430	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 - Description of Organization and Business Operations

BPGC Acquisition Corp. (“BPGC”) was incorporated as a Cayman Islands exempted company on January 19, 2021. BPGC was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (an “Initial Business Combination”).

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company generates no operating revenues and will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $345.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and has been only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, or cash, until the earlier of (i) the completion of an Initial Business Combination and (ii) the distribution of the Trust Account as described below.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

On February 13, 2026, in a non-cash transaction, the Sponsor surrendered to the Company the 4,300,000 Class A Conversion Shares (the “Class A Conversion Share Forfeiture”) and acquired 430,000 Series C preference shares, par value $0.0001 per share (the “Preference Shares”), (the “Preference Share Issuance”).

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Extraordinary General Meeting in Lieu of Annual Meeting

On September 15, 2023, the Company held an extraordinary general meeting in lieu of annual meeting of shareholders (the “Second Extraordinary General Meeting”) to approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2023 to March 16, 2024 (such proposal, the “Second Extension Amendment Proposal”, such extension, the “Second Extension” and March 16, 2024, the “Second Extended Date”), (ii) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to delete the limitations that the Company shall not consummate a business combination or redeem shares if such actions would cause the Company’s net tangible assets to be less than $5,000,001 (the “Redemption Limitation Amendment Proposal”), (iii) a proposal to elect Larry Kudlow as Class I director of the Company’s board of directors (the “Director Election Proposal” and, together with the Second Extension Amendment Proposal and the Redemption Limitation Amendment Proposal, the “Proposals”) and (iv) a proposal to allow the adjournment of the Second Extraordinary General Meeting to a later date or dates, if necessary, to permit further solicitation and vote of proxies in the event that there are insufficient votes for, or otherwise in connection with, the approval of the Proposals (the “Second Adjournment Proposal”), each as more fully described in the proxy statement filed by the Company with the SEC on August 31, 2023.

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

On March 6, 2024, the Company held an extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”) to, among other things, approve (i) a proposal to amend the Company’s Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 (such proposal, the “Third Extension Amendment Proposal”, such extension, the “Third Extension,” and September 16, 2024, the “Third Extension Date”) as more fully described in the proxy statement filed by the Company with the SEC on February 26, 2024.  The Third Extension Amendment Proposal was approved.  In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million.

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

On March 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to, among other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 (such proposal, the “Fifth Extension Amendment Proposal”, such extension, the “Fifth Extension” and, together with the First Extension, the Second Extension, the Third Extension and the Fourth Extension, the “Extensions” and September 16, 2026, the “Fifth Extension Date”). The Fifth Extension Amendment Proposal was approved. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of $545,455.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Terminated Merger Agreement with Innovative Rocket Technologies Inc.

On July 22, 2025, the Company entered into a Merger Agreement with iRocket Technologies, Inc., a Delaware corporation (“Holdco”), iRocket Merger Sub, LLC, a Delaware limited liability company (“Holdco Merger Sub”), Acquiror Merger Sub, and Innovative Rocket Technologies Inc (“iRocket”). For additional information see “Item 1. Business—Proposed Business Combination with iRocket” of the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2025, as amended in January 2026, the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025 and the Company Current Report on Form 8-K filed with the SEC on June 25, 2026.

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

On April 14, 2026, iRocket terminated the Merger Agreement by delivering written notice to the Company pursuant to Section 10.01(c)(ii) thereof, which permitted such termination if the transactions contemplated thereby were not completed on or before March 16, 2026. As a result, the Merger Agreement is of no further force and effect (other than certain customary limited provisions that survive pursuant to the terms of the Merger Agreement). Following the termination, the Company and iRocket engaged in discussions for approximately eight weeks regarding a potential reinstatement of the Merger Agreement; however, the parties were unable to reach agreement on mutually acceptable terms. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026.

Risks and Uncertainties

Management is currently evaluating the impact of the current global economic uncertainty, rising interest rates, high inflation, high energy prices, supply chain disruptions, the Middle East conflicts and the Russia – Ukraine war (including the impact of any sanctions imposed in response thereto) and has concluded that while it is reasonably possible that any of these could have a negative effect on the Company’s financial position, results of operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact its business and its ability to complete an initial Business Combination.

Liquidity and Going Concern

As of March 31, 2026, the Company had $0 in its operating bank account and a working capital deficit of $4,691,506.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The Company’s liquidity needs through March 31, 2026 were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4).

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor.  Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. The Extension Note bears no interest and is repayable in full upon (a) the date of the consummation of an Initial Business Combination, and (b) the date of the liquidation of the Company.  If the Company completes an Initial Business Combination, the Company will repay the Extension Note out of the proceeds of the Trust Account released to the Company.  Otherwise, the Extension Note would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Extension note but no proceeds held in the Trust Account would be used to repay the Extension Note.  The Company had borrowings of $450,000 for extension payments, of which $450,000 has since been forgiven and recorded as capital contribution during the year ended December 31, 2024.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination (such earlier date, the “Maturity Date”).  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. There were no borrowings under this note as of March 31, 2026 and December 31, 2025.

As of March 31, 2026 and December 31, 2025, management paid for Company payables on behalf of the Company totaling $424,707 and $279,173, respectively.

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

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” the Company has until September 16, 2026 to consummate an Initial Business Combination. Following the Extensions, the Company has until September 16, 2026 or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. It is uncertain that the Company will be able to consummate an Initial Business Combination by September 16, 2026.  Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company until one year from the issuance of these unaudited condensed consolidated financial statements.  If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company.  Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raise substantial doubt about the Company’s ability to continue as a going concern.  No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2026.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim consolidated financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026, or any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of BPGC Acquisition Corp. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Restatement of Financial Statements

As discussed in the Company’s Form 10-K/A filed with the SEC on January 7, 2026, management identified errors made in its historical financial statements where the Company did not record the one for one conversion of Class B ordinary shares into Class A ordinary shares that occurred on March 15, 2024. Certain prior period amounts have been restated to conform with the current presentation of the financial statements.

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

Use of Estimates

The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. For the three months ended March 31, 2026 and 2025, the Company has not incurred any credit related losses.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Cash Held in the Trust Account

The Company’s Trust Account consists of cash as of March 31, 2026 and December 31, 2025.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets, except for the warrant liabilities (see Note 9).

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations. The Company determined that the Public Warrants and Private Placement Warrants are precluded from equity classification and are reflected on the condensed consolidated balance sheets as Derivative warrant liabilities. See Note 8 for valuation methodology of warrants.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, 110,419 and 155,614 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an Initial Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, their exercise is contingent upon future events. As the Series C preference shares do not share in the Company’s earnings, the calculation of basic net income (loss) per share excludes the weighted average preference shares outstanding. Additionally, the preference shares are not convertible into ordinary shares until immediately prior to the Company closing on a Business Combination. As such, the calculation of diluted net income (loss) per share excludes the weighted average preference shares outstanding. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March 31, 2026 and 2025. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended March 31,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$732,268	$1,438,250	$(1,725)	$(1,675)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,202,024	4,325,000	4,455,614	4,325,000
Basic and diluted net income (loss) per ordinary share	$0.33	$0.33	$(0.00)	$(0.00)

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

MARCH 31, 2026

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

On March 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to, among other things, approve a proposal to amend the Company’s Charter to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 (such proposal, the “Fifth Extension Amendment Proposal”, such extension, the “Fifth Extension” and, together with the First Extension, the Second Extension, the Third Extension and the Fourth Extension, the “Extensions” and September 16, 2026, the “Fifth Extension Date”). The Fifth Extension Amendment Proposal was approved. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of $545,455.

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

MARCH 31, 2026

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

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor.  As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven and a contribution of capital of $450,000 was recognized during the year ended December 31, 2024. Borrowings under the Extension Note are no longer available.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”).  On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2024, or such later date by which the Company must consummate a Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of a Business Combination.  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.  If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.  Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026 and December 31, 2025, the Company did not have any borrowings related to the Working Capital Loans.

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

Due to Related Party

Management employees pay certain expenses on behalf of the Company. Included on the balance sheets as due to relate party at March 31, 2026 and December 31, 2025 are payables totaling $424,707 and $279,173, respectively.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

In connection with the vote to approve the Extension Amendment Proposal, the Sponsor agreed to deposit into the Trust Account the lesser of (i) $0.03 per Class A Ordinary Share that remains outstanding and is not redeemed or (ii) an aggregate of $90,000 or such Monthly Amount. If a business combination is not consummated by April 16, 2024, the Contributor may, but will not be obligated to, deposit the Monthly Amount for each calendar month (commencing on April 16, 2024 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by the Company to complete a business combination until September 16, 2024, resulting in a maximum extension payment of $540,000. If the Contributor advises the Company that it will not deposit the next Monthly Amount, then the Company will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any). As of March 31, 2026 and December 31, 2025, the Company had borrowings of $450,000 for extension payments (now documented by the Extension Note) which were forgiven as part of the Member Agreement, and a contribution of capital of $450,000 was recognized. As of December 31, 2024, the Company had additional borrowings of $480,336 which were forgiven as part of the Member Agreement, and a contribution of capital of $480,336 was recognized during the period ended December 31, 2024.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Forgiveness of Liabilities

During the year ended December 31, 2024, various vendors of the company forgave $4,467,988 of previously accrued expenses, which is included in gain on extinguishment of liabilities in the accompanying unaudited condensed consolidated statements of operations.

Terminated Merger Agreement

On July 22, 2025, the Company entered into a Merger Agreement with Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket. For additional information see “Item 1. Business—Proposed Business Combination with iRocket” of the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2025, as amended in January 2026, the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025 and the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026.

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

On April 14, 2026, iRocket terminated the Merger Agreement by delivering written notice to the Company pursuant to Section 10.01(c)(ii) thereof, which permitted such termination if the transactions contemplated thereby were not completed on or before March 16, 2026. As a result, the Merger Agreement is of no further force and effect (other than certain customary limited provisions that survive pursuant to the terms of the Merger Agreement). Following the termination, the Company and iRocket engaged in discussions for approximately eight weeks regarding a potential reinstatement of the Merger Agreement; however, the parties were unable to reach agreement on mutually acceptable terms. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.  The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.  In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million.  In connection with the vote to approve the Second Extension Redemption Proposal, the holders of 1,339,804 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. In connection with the vote to approve the Third Extension Redemption Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. In connection with the vote to approve the Fourth Extension Redemption Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million. As of March 31, 2026 and December 31, 2025, there were 4,300,000 Class A ordinary shares outstanding, excluding 110,419 and 155,614 Class A ordinary shares subject to possible redemption, respectively, and that have been classified as temporary equity as of March 31, 2026 and December 31, 2025.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2025	$1,768,462
Less:
Redemption	(545,455)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	10,931

Class A ordinary shares subject to possible redemption as of March 31, 2026	$1,233,938

Class A ordinary shares subject to possible redemption as of December 31, 2024	$1,711,803
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	56,659

Class A ordinary shares subject to possible redemption as of December 31, 2025	$1,768,462

Note 7 - Shareholders’ Deficit

On February 13, 2026, the Sponsor surrendered to the Company, for no consideration, the 4,300,000 Class A Conversion Shares (the “Class A Conversion Share Forfeiture”). Also on February 13, 2026, the Sponsor purchased 430,000 Series C preference shares, par value $0.0001 per share (the “Preference Shares”), for par value (the “Preference Share Issuance”).

On February 13, 2026, pursuant to a subscription agreement dated February 12, 2026, the Sponsor purchased 430,000 Series C preference shares, par value $0.0001 per share (the “Preference Shares”), for par value in a private placement. Each Preference Share has 10 votes per share, provided that such shares cannot vote as a class with the public shares on the Initial Business Combination or on the appointment or removal of any director. Each Preference Share will convert into ten Class A ordinary shares immediately prior to, concurrently with, or immediately filing closing of an Initial Business Combination. The Preference Shares are not convertible at the option of the holder. The Sponsor agreed to waive any redemption rights with respect to such Preference Shares in connection with a shareholder vote to approve an Initial Business Combination and any right to receive any distribution from the Trust Account with respect to such Preference Shares. The Preference Shares rank equally with the Founder Shares with respect to dividends and participation in distributions or payments upon liquidation, dissolution or winding up. The Preference Shares are not entitled to dividends except when, as and if declared by the board of directors. The Preference Shares do not have any sinking-fund, pre-emption or redemption features.

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were 430,000 and 0 preference shares issued and outstanding, respectively.

Class A Ordinary Shares-The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 0 and 4,300,000 Class A ordinary shares, respectively, issued and outstanding, excluding 110,419 and 155,614 Class A ordinary shares subject to possible redemption that have been classified as temporary equity, respectively (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 4,325,000 Class B ordinary shares issued and outstanding.

Holders of the Preference Shares, Class A ordinary shares and Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders, except as required by law or stock exchange rule, provided that only holders of the Class B ordinary shares have the right to vote on the election of the Company’s directors prior to the Initial Business Combination.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 8 - Warrants

As of March 31, 2026 and December 31, 2025, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Note 9 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	March 31, 2026
Description	Level 1	Level 2	Level 3
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$8,321,400
Derivative warrant liabilities – Private placement warrants	$—	$—	$4,407,280

	December 31, 2025
Description	Level 1	Level 2	Level 3
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$9,853,200
Derivative warrant liabilities – Private placement warrants	$—	$—	$5,180,990

To value the Public warrants and Private placement warrants, the Company used a lattice model and utilized the following key inputs for the Public and Private placement warrants:

March 31, 2026
Warrant exercise price	$11.50
Term (years)	5.00
Risk-free rate	3.92%
Business combination probability	15%
Volatility	88.8%
Dividend yield	0.0%

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

December 31, 2025
Warrant exercise price	$11.50
Term (years)	5.00
Risk-free rate	3.72%
Business combination probability	20%
Volatility	89.2%
Dividend yield	0.0%

The following table presents the changes in the Level 3 fair value of warrant liabilities during the three months ended March 31, 2026 and year ended December 31, 2025:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$630,120	$1,187,950	$1,818,070
Change in fair value	4,550,870	8,665,250	13,216,120
Fair value as of December 31, 2025	5,180,990	9,853,200	15,034,190
Change in fair value	(773,710)	(1,531,800)	(2,305,510)
Fair value as of March 31, 2026	$4,407,280	$8,321,400	$12,728,680

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

Note 10 - Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	March 31,	December 31,
	2026	2025
Cash held in Trust Account	$1,333,938	$1,868,462

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative expenses	$145,923	$15,445

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income or loss are reported on the unaudited condensed consolidated statements of operations and described within their respective disclosures.

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued.  Based upon this review, except as described in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to BPGC Acquisition Corp.. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Terminated Business Combination with Innovative Rocket Technologies Inc.

On July 22, 2025, we entered into the Merger Agreement, with Holdco, Holdco Merger Sub, Acquiror Merger Sub, and iRocket. For additional information see “Item 1. Business—Proposed Business Combination with iRocket” of the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2025, as amended in January 2026, the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025 and the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026.

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

On April 14, 2026, iRocket terminated the Merger Agreement by delivering written notice to the Company pursuant to Section 10.01(c)(ii) thereof, which permitted such termination if the transactions contemplated thereby were not completed on or before March 16, 2026. As a result, the Merger Agreement is of no further force and effect (other than certain customary limited provisions that survive pursuant to the terms of the Merger Agreement). Following the termination, the Company and iRocket engaged in discussions for approximately eight weeks regarding a potential reinstatement of the Merger Agreement; however, the parties were unable to reach agreement on mutually acceptable terms. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026. For additional information see the Company’s Current Report on Form 8-K filed with the SEC on June 25, 2026.

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

On March 16, 2026, the we held the Fifth Extension Meeting. At the Fifth Extension Meeting, the Company’s shareholders approved the Fifth Extension Amendment Proposal. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of $545,455.

Following the aforementioned redemptions, Extensions, the 2024 Conversion, the Class A Conversion Share Forfeiture and the Preference Share Issuance, as of March 30, 2026, our outstanding share capital consists of 430,000 Preference Shares, 110,419 Class A Ordinary Shares, all of which are Public Shares, and 4,325,000 Class B Ordinary Shares.

Promissory Notes and Loans Related to the Extensions

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, we issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Extension Note, and in connection with the implementation of the Second Extension Amendment Proposal, the Sponsor was permitted, but not obligated to, deposit $75,000 for each calendar month (commencing on September 16, 2023 and ending on the 15th day of each subsequent month), or portion thereof, that is needed by us to complete an Initial Business Combination until March 16, 2024, resulting in a maximum extension payment of $450,000. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. . As of March 31, 2026 and December 31, 2025, we had borrowings of $450,000 for extension payments, of which has since been forgiven and recorded as capital contribution.

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

Liquidity and Going Concern

As of March 31, 2026, we had $0 in our operating bank account and working capital deficit of $4,691,506.

Our liquidity needs through March 31, 2026 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the IPO Promissory Note and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the IPO Promissory Note in full on March 19, 2021.

On November 14, 2023, to document the deposits by the Sponsor into the Trust Account in connection with the implementation of the Second Extension Amendment Proposal, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven. Before such amounts were forgiven, we were to repay the Extension Note out of the proceeds of the Trust Account released to us and other proceeds of the transaction if we completed an Initial Business Combination. In the event that we did not complete an Initial Business Combination, we were to be permitted to use a portion of the proceeds held outside the Trust Account to repay the Extension Note but no proceeds held in the Trust Account were to be used to repay the Extension Note. As of March 31, 2026 and December 31, 2025, we had borrowings of $450,000 for extension payments, of which has since been forgiven and recorded as capital contribution.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2026, or such later date by which the Company must consummate an Initial Business Combination pursuant to its Charter (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. As of March 31, 2026 and December 31, 2025, the Company had borrowed $0, from the Sponsor under the Convertible Note. If the Company completes the Proposed Business Combination or another Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into Warrants or other arrangements are made). In the event that the Proposed Business Combination or another Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

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

Results of Operations

Our entire activity from inception to March 31, 2026 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination, including the Proposed Business Combination. We will not be generating any operating revenues until the closing and completion of the Proposed Business Combination or another Initial Business Combination, at the earliest.

For the three months ended March 31, 2026, we had net income of $2,170,518, which consisted of $2,305,510 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, $10,931 of income from investments held in the Trust Account partially offset by, $145,923 in general and administrative expenses.

For the three months ended March 31, 2025, we had net loss of $3,400, which consisted of $15,445 in general and administrative expenses, $2,300 in non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by $14,345 of income from investments held in the Trust Account.

Contractual Obligations

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model and the Private Placement Warrants were estimated using a Lattice model. The fair value of the Public Warrants as of December 31, 2023 and 2022 is based on observable listed prices for such Public Warrants. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant as of March 31, 2026 and December 31, 2025. The fair value of the Public Warrants as of March 31, 2026 and December 31, 2025 using the lattice model. The determination of the fair value of the Warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the periods covered by this Quarterly Report due to material weaknesses in our internal control over financial reporting. The material weaknesses identified relate to ineffective review controls over the financial statement preparation process and ineffective controls over the timely filing of periodic reports.

The Company did not design and maintain effective controls over the review of the consolidated financial statement preparation process, including the review of new agreements and non-routine transactions, to ensure that such agreements and transactions were identified, evaluated, and recorded in accordance with U.S. GAAP on a timely basis. Because of this deficiency, there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements would not be prevented, or detected and corrected, on a timely basis. The deficiency resulted in the restatement of the Company's previously issued financial statements in multiple prior periods, including:

●	the failure to record the one-for-one conversion of 4,300,000 Class B ordinary shares into Class A ordinary shares that occurred on March 15, 2024, corrected through the Company's Form 10-K/A filed with the SEC on January 7, 2026 (see Note 2 – Restatement of Financial Statements); and

●	the failure to account for the January 2023 waiver of deferred underwriting commissions executed during the three months ended March 31, 2023, corrected as described in the Company's Form 10-Q for the period ended June 30, 2023.

The Company did not design and maintain effective controls over its financial statement close and reporting process to enable the preparation and filing of the periodic reports required under the Securities Exchange Act of 1934 by their required due dates.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

On February 13, 2026, pursuant to a subscription agreement dated February 12, 2026, the Sponsor purchased 430,000 Series C preference shares, par value $0.0001 per share (the “Preference Shares”), for par value in a private placement. Each Preference Share has 10 votes per share, provided that such shares cannot vote as a class with the public shares on the Initial Business Combination or on the appointment or removal of any director. Each Preference Share will convert into ten Class A ordinary shares immediately prior to, concurrently with, or immediately filing closing of an Initial Business Combination. The Preference Shares are not convertible at the option of the holder. The Sponsor agreed to waive any redemption rights with respect to such Preference Shares in connection with a shareholder vote to approve an Initial Business Combination and any right to receive any distribution from the Trust Account with respect to such Preference Shares. The Preference Shares rank equally with the Founder Shares with respect to dividends and participation in distributions or payments upon liquidation, dissolution or winding up. The Preference Shares are not entitled to dividends except when, as and if declared by the board of directors. The Preference Shares do not have any sinking-fund, pre-emption or redemption features.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Part II, Item 2 of this Quarterly Report on Form 10-Q is incorporated by reference herein.

Rule 10b5-1 Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association, as amended March 13, 2023, September 15, 2023, March 15, 2024, September 16, 2024 and March 16, 2026, previously filed as Exhibit 3.1 to our Annual Report on Form 10-K filed on March 31, 2026 and incorporated herein by reference.
3.2*	Summary of terms of Series C preference shares, par value $0.0001 per share.
10.1*	Subscription Agreement, dated February 12, 2026, by and between BPGC Acquisition Corp. and Ross Holding Company LLC.
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.
†	The schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally to the SEC a copy of all omitted exhibits and schedules upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

BPGC ACQUISITION CORP.

Date: July 24, 2026	By:	/s/ Nadim Qureshi
	Name:	Nadim Qureshi
	Title:	President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: July 24, 2026	By:	/s/ Stephen J. Toy
	Name:	Stephen J. Toy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)