Form 10-Q
period 2026-06-30
BPGC Acquisition Corp.
filed 2026-09-14
CIK 1841610

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of September 14, 2026, there were 110,419 Class A ordinary shares, $0.0001 par value, 4,325,000 Class B ordinary shares, $0.0001 par value, and 430,000 Series C preference shares, $0.0001 par value, issued and outstanding.

BPGC ACQUISITION CORP.

Form 10-Q

For the Quarterly Period Ended June 30, 2026

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets:
Prepaid expenses	$—	$7,832
Total current assets	—	7,832
Cash held in Trust Account	1,342,175	1,868,462
Total Assets	$1,342,175	$1,876,294

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$1,069,600	$1,077,574
Accrued expenses	3,195,604	3,196,668
Due to related party	528,632	279,173
Total current liabilities	4,793,836	4,553,415
Derivative warrant liabilities	6,916,567	15,034,190
Total liabilities	11,710,403	19,587,605

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 110,419 and 155,614 shares at redemption value of approximately $11.25 and $11.36 per share as of June 30, 2026 and December 31, 2025, respectively	1,242,175	1,768,462

Shareholders’ Deficit:
Series C Preference shares, $0.0001 par value; 1,000,000 shares authorized; 430,000 and 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	43	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 and 4,300,000 non-redeemable shares issued and outstanding (excluding 110,419 and 155,614 shares subject to possible redemption) as of June 30, 2026 and December 31, 2025, respectively	—	430
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 4,325,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	433	433
Additional paid-in capital	8,856,689	8,856,302
Accumulated deficit	(20,467,568)	(28,336,938)
Total shareholders’ deficit	(11,610,403)	(19,479,773)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$1,342,175	$1,876,294

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$102,330	$1,155,981	$248,253	$1,171,426
Loss from operations	(102,330)	(1,155,981)	(248,253)	(1,171,426)
Other income (loss):
Change in fair value of derivative warrant liabilities	5,812,113	(5,281,470)	8,117,623	(5,283,770)
Income from cash held in Trust Account	8,237	14,620	19,168	28,965
Net income (loss)	$5,718,020	$(6,422,831)	$7,888,538	$(6,426,231)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	110,419	4,455,614	1,150,443	4,455,614
Basic and diluted net income (loss) per share, Class A ordinary share	$1.29	$(0.73)	$1.44	$(0.73)

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	4,325,000	4,325,000	4,325,000	4,325,000
Basic and diluted net income (loss) per share, Class B ordinary share	$1.29	$(0.73)	$1.44	$(0.73)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Series C Preference		Ordinary Shares				Additional		Total
	Shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2025	—	$—	4,300,000	$430	4,325,000	$433	$8,856,302	$(28,336,938)	$(19,479,773)
Conversion of Class A ordinary shares to Series C preference shares	430,000	43	(4,300,000)	(430)	—	—	387	—	—
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(10,931)	(10,931)
Net income	—	—	—	—	—	—	—	2,170,518	2,170,518
Balance as of March 31, 2026 (unaudited)	430,000	43	—	—	4,325,000	433	8,856,689	(26,177,351)	(17,320,186)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	—	—	(8,237)	(8,237)
Net income	—	—	—	—	—	—	—	5,718,020	5,718,020
Balance as of June 30, 2026 (unaudited)	430,000	$43	—	$—	4,325,000	$433	$8,856,689	$(20,467,568)	$(11,610,403)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2024	4,300,000	$430	4,325,000	$433	$3,276,427	$(12,740,243)	$(9,462,953)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(14,345)	(14,345)
Net loss	—	—	—	—	—	(3,400)	(3,400)
Balance as of March 31, 2025 (unaudited)	4,300,000	430	4,325,000	433	3,276,427	(12,757,988)	(9,480,698)
Increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(14,620)	(14,620)
Net loss	—	—	—	—	—	(6,422,831)	(6,422,831)
Balance as of June 30, 2025 (unaudited)	4,300,000	$430	4,325,000	$433	$3,276,427	$(19,195,439)	$(15,918,149)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities:
Net income (loss)	$7,888,538	$(6,426,231)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,117,623)	5,283,770
Income from cash held in Trust Account	(19,168)	(28,965)
Changes in operating assets and liabilities:
Prepaid expenses	7,832	(18,329)
Accounts payable	(9,038)	40,397
Accrued expenses	―	1,149,358
Net cash used in operating activities	(249,459)	—

Cash Flows from Investing Activities:
Cash withdrawn from trust in connection with redemption	545,455	—
Net cash provided by investing activities	545,455	—

Cash Flows from Financing Activities:
Proceeds from due to related party	249,459	—
Redemption of Class A ordinary shares	(545,455)	—
Net cash used in financing activities	(295,996)	—

Net change in cash	—	—

Cash - beginning of the period	—	—
Cash - end of the period	$—	$—

Supplemental disclosure of noncash financing activities:
Issuance of Series C preference shares	$430	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from January 19, 2021 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and, since the Initial Public Offering, the search for a prospective Initial Business Combination. The Company generates no operating revenues and will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

On March 6, 2024, the Company held an extraordinary general meeting of shareholders (the “Third Extraordinary General Meeting”) to, among other things, approve (i) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2024 to September 16, 2024 (such proposal, the “Third Extension Amendment Proposal”, such extension, the “Third Extension,” and September 16, 2024, the “Third Extension Date”) as more fully described in the proxy statement filed by the Company with the SEC on February 26, 2024.  The Third Extension Amendment Proposal was approved.  In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million.

On September 16, 2024, the Company held an extraordinary general meeting of shareholders (the “Fourth Extension Meeting”) to approve (i) a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2024 to March 16, 2026 (such proposal, the “Fourth Extension Amendment Proposal”, such extension, the “Fourth Extension,” and March 16, 2026, the “Fourth Extension Date”) and (ii) a proposal to (a) change the name of the Company from Ross Acquisition Corp II to “BPGC Acquisition Corp.”; and (ii) amend the Company’s Amended and Restated Articles of Association to reflect such change of name of the Company (the “Name Change Proposal”). The Fourth Extension Amendment Proposal and the Name Change Proposal were approved. In connection with the vote to approve the Fourth Extension Amendment Proposal, the holders of 2,512,919 Class A ordinary shares of the Company properly exercised their right to redeem their shares for cash at a redemption price of approximately $11.50 per share, for an aggregate redemption amount of approximately $28.9 million.

On March 16, 2026, the Company held an extraordinary general meeting of shareholders (the “Fifth Extension Meeting”) to, among other things, approve a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from March 16, 2026 to September 16, 2026 (such proposal, the “Fifth Extension Amendment Proposal”, such extension, the “Fifth Extension” and, together with the First Extension, the Second Extension, the Third Extension and the Fourth Extension, the “Extensions” and September 16, 2026, the “Fifth Extension Date”). The Fifth Extension Amendment Proposal was approved. In connection with the vote to approve the Fifth Extension Amendment Proposal, the holders of 45,195 Public Shares of the Company properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $12.07 per share, for an aggregate redemption amount of $545,455.

The Company has called an extraordinary general meeting of shareholders (the “Sixth Extension Meeting”) to, among other things, consider, and if thought fit, approve a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2026 to March 16, 2028. The Sixth Extension Meeting is scheduled for September 16, 2026 at 10:00 a.m. Eastern Time at the office of White & Case LLP at 1221 Avenue of the Americas, New York, NY 10020, and via a virtual meeting at www.virtualshareholdermeeting.com/BPGC2026SM2, or at such other time, on such other date and at such other place to which the extraordinary general meeting may be adjourned. For additional information on the Sixth Extension Meeting, see the Company’s proxy statement filed with the SEC on August 17, 2026.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Terminated Merger Agreement with Innovative Rocket Technologies Inc.

On July 22, 2025, the Company entered into a Merger Agreement (as amended on October 6, 2025, October 30, 2025 and December 12, 2025, the “Merger Agreement”) with iRocket Technologies, Inc., a Delaware corporation (“Holdco”), iRocket Merger Sub, LLC, a Delaware limited liability company (“Holdco Merger Sub”), Acquiror Merger Sub, and Innovative Rocket Technologies Inc (“iRocket”). For additional information see “Item 1. Business—Proposed Business Combination with iRocket” of the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2025, as amended in January 2026, the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025 and the Company Current Report on Form 8-K filed with the SEC on June 25, 2026.

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

Liquidity and Going Concern

As of June 30, 2026, the Company had $0 in its operating bank account and a working capital deficit of $4,793,836.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

The Company’s liquidity needs through June 30, 2026 were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 19, 2021. In addition, in order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4).

On November 14, 2023, the Company issued a promissory note (the “Extension Note”) in the aggregate principal amount of up to $450,000 to the Sponsor. The Company had borrowings of $450,000 for extension payments, of which $450,000 has since been forgiven and recorded as capital contribution during the year ended December 31, 2024.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued an unsecured, convertible promissory note (the “Convertible Note”) to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the earlier of (i) September 16, 2024, or such later date by which the Company must consummate an Initial Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination (such earlier date, the “Maturity Date”).  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. There were no borrowings under this note as of June 30, 2026 and December 31, 2025.

As of June 30, 2026 and December 31, 2025, management paid for Company payables on behalf of the Company totalling $528,632 and $279,173, respectively.

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

JUNE 30, 2026

Note 2 - Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim consolidated financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual consolidated financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim consolidated financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected through December 31, 2026, or any future periods.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. For the three and six months ended June 30, 2026 and 2025, the Company has not incurred any credit related losses.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Cash Held in the Trust Account

The Company’s Trust Account is held in cash as of June 30, 2026 and December 31, 2025.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for the warrant liabilities (see Note 9).

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

JUNE 30, 2026

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, 110,419 and 155,614 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets, respectively.

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2026 and December 31, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. This presentation assumes an Initial Business Combination as the most likely outcome. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective periods.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the over-allotment) and the private placement warrants to purchase an aggregate of 17,433,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because in the calculation of diluted income (loss) per share, their exercise is contingent upon future events. As the Series C preference shares do not share in the Company’s earnings, the calculation of basic net income (loss) per ordinary share excludes the weighted average preference shares outstanding. Additionally, the preference shares are not convertible into ordinary shares until immediately prior to the Company closing on an Initial Business Combination. As such, the calculation of diluted net income (loss) per ordinary share excludes the weighted average preference shares outstanding. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per share for the three and six months ended June 30, 2026 and 2025. All accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$142,349	$5,575,671	$(3,259,186)	$(3,163,645)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	110,419	4,325,000	4,455,614	4,325,000
Basic and diluted net income (loss) per ordinary share	$1.29	$1.29	$(0.73)	$(0.73)

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

	For the Six Months Ended June 30,
	2026		2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,657,458	$6,231,080	$(3,260,911)	$(3,165,320)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	1,150,443	4,325,000	4,455,614	4,325,000
Basic and diluted net income (loss) per ordinary share	$1.44	$1.44	$(0.73)	$(0.73)

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

Each Unit consists of one Class A ordinary share, and one-third of one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one s Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment.

Following redemptions of Class A ordinary shares sold as part of the Units offered in the Initial Public Offering, 110,419 Class A ordinary shares sold as part of the Units offered in the Initial Public Offering remain outstanding, and as of June 30, 2026, the Company’s Trust Account held approximately $1.3 million.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 5,933,333 Private Placement Warrants.

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

JUNE 30, 2026

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

On November 14, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven and a contribution of capital of $450,000 was recognized during the year ended December 31, 2024. Borrowings under the Extension Note are no longer available.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may loan the Company funds as may be required (“Working Capital Loans”).  On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of a Business Combination.  All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2026, or such later date by which the Company must consummate an Initial Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination.  The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into warrants to purchase Class A ordinary shares of the Company, at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering.  If the Company completes an Initial Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company.  Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account.  In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, the Company did not have any borrowings related to the Working Capital Loans.

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

Due to Related Party

Management employees pay certain expenses on behalf of the Company. Included on the condensed consolidated balance sheets as due to related party at June 30, 2026 and December 31, 2025 are payables totaling $528,632 and $279,173, respectively.

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

JUNE 30, 2026

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

Underwriting Agreement

The underwriters were entitled to $0.35 per unit, or approximately $12.1 million in the aggregate payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement.

On January 19, 2023, the Company received a waiver of underwriter fees from one of the underwriters in which the underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement.  This portion accounted for approximately $6.0 million of the total deferred underwriting commission liability of $12.1 million.

By letter agreement dated October 10, 2025, the second underwriter waived its entitlement to the payment of any deferred underwriting commission to be paid under the terms of the underwriting agreement. For the year ended December 31, 2025, $6,037,500 has been forgiven, of which $5,579,875 was recorded in the accompanying unaudited condensed consolidated statements of changes in shareholders’ deficit as additional paid in capital and $457,625 is recognized as a gain on waived deferred underwriter commission on the accompanying unaudited condensed consolidated statements of operations.

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 6 - Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events.  The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity”. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity.

The Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with the accounting treatment for redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require Class A ordinary shares subject to redemption to be classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid-in-capital (to the extent available) and accumulated deficit.

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share.  Holders of the Company’s Class A ordinary shares are entitled to one vote for each share.  As of June 30, 2026 and December 31, 2025, there were 4,300,000 Class A ordinary shares outstanding, excluding 110,419 and 155,614 Class A ordinary shares subject to possible redemption, respectively, and that have been classified as temporary equity as of June 30, 2026 and December 31, 2025.

The Class A ordinary shares subject to possible redemption reflected on the condensed consolidated balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption as of December 31, 2025	$1,768,462
Less:
Redemption	(545,455)
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	10,931
Class A ordinary shares subject to possible redemption as of March 31, 2026	1,233,938
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	8,237
Class A ordinary shares subject to possible redemption as of June 30, 2026	$1,242,175

Class A ordinary shares subject to possible redemption as of December 31, 2024	$1,711,803
Plus:
Increase in redemption value of Class A ordinary shares subject to possible redemption	56,659

Class A ordinary shares subject to possible redemption as of December 31, 2025	$1,768,462

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Preference Shares- The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were 430,000 and 0 Series C preference shares issued and outstanding, respectively.

Class A Ordinary Shares- The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 0 and 4,300,000 Class A ordinary shares, respectively, issued and outstanding, excluding 110,419 and 155,614 Class A ordinary shares subject to possible redemption that have been classified as temporary equity, respectively (see Note 6).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 4,325,000 Class B ordinary shares issued and outstanding.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 8 - Warrants

As of June 30, 2026 and December 31, 2025, the Company had 11,500,000 Public Warrants and 5,933,333 Private Placement Warrants outstanding. Public Warrants may only be exercised for a whole number of shares.

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

Note 9 - Fair Value Measurements

The following tables present information about the Company’s liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

	June 30, 2026
Description	Level 1	Level 2	Level 3
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$4,519,500
Derivative warrant liabilities – Private placement warrants	$—	$—	$2,397,067

	December 31, 2025
Description	Level 1	Level 2	Level 3
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$—	$9,853,200
Derivative warrant liabilities – Private placement warrants	$—	$—	$5,180,990

To value the Public warrants and Private placement warrants, the Company used a lattice model and utilized the following key inputs for the Public and Private placement warrants:

	June 30, 2026	December 31, 2025
Warrant exercise price	$11.50	$11.50
Term (years)	5.00	5.00
Risk-free rate	4.20%	3.72%
Business combination probability	10%	20%
Volatility	70%	89.2%
Dividend yield	0.0%	0.0%

The following table presents the changes in the Level 3 fair value of warrant liabilities during the three and six months ended June 30, 2026 and year ended December 31, 2025:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2024	$630,120	$1,187,950	$1,818,070
Change in fair value	4,550,870	8,665,250	13,216,120
Fair value as of December 31, 2025	5,180,990	9,853,200	15,034,190
Change in fair value	(773,710)	(1,531,800)	(2,305,510)
Fair value as of March 31, 2026	4,407,280	8,321,400	12,728,680
Change in fair value	(2,010,213)	(3,801,900)	(5,812,113)
Fair value as of June 30, 2026	$2,397,067	$4,519,500	$6,916,567

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

BPGC ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

	June 30,	December 31,
	2026	2025
Cash held in Trust Account	$1,342,175	$1,868,462

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative expenses	$102,330	$1,155,981	$248,253	$1,171,426

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

Note 11 - Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued.  Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements other than discussed below.

The Company has called the Sixth Extension Meeting to, among other things, consider, and if thought fit, approve a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2026 to March 16, 2028. The Sixth Extension Meeting is scheduled for September 16, 2026 at 10:00 a.m. Eastern Time at the office of White & Case LLP at 1221 Avenue of the Americas, New York, NY 10020, and via a virtual meeting at www.virtualshareholdermeeting.com/BPGC2026SM2, or at such other time, on such other date and at such other place to which the extraordinary general meeting may be adjourned. For additional information on the Sixth Extension Meeting, see the Company’s proxy statement filed with the SEC on August 17, 2026.

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

Terminated Business Combination with Innovative Rocket Technologies Inc.

On July 22, 2025, we entered into the Merger Agreement, with Innovative Rocket Technologies Inc. (“iRocket”). For additional information see “Item 1. Business—Proposed Business Combination with iRocket” of the Company’s Annual Report on Form 10-K filed with the SEC on November 28, 2025, as amended in January 2026, the Company’s Current Report on Form 8-K filed with the SEC on July 23, 2025 and the Company Current Report on Form 8-K filed with the SEC on June 25, 2026.

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

Extensions and Redemptions

On March 13, 2023, we held the First Extension Meeting. At the First Extension Meeting, our shareholders approved as a special resolution, the amendment of our Amended and Restated Memorandum and Articles of Association to extend the date by which we must complete an Initial Business Combination by up to six months in one-month increments subject to deposit of $165,000 into the Trust Account for each month by which such date is extended. In connection with the vote to approve the First Extension Amendment Proposal, the holders of 28,119,098 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $10.23 per share, for an aggregate redemption amount of approximately $287.7 million. Between March 31, 2023 and August 16, 2023, APRINOIA made monthly deposits of $165,000 ($990,000 in the aggregate) to the Trust Account pursuant to an advance agreement. Under the First Extension, the date by which we must complete an Initial Business Combination was extended from March 16, 2023 to September 16, 2023. The balance under the advance agreement was extinguished pursuant to the Termination Agreement.

On September 15, 2023, we held the Second Extension Meeting. At the Second Extension Meeting, our shareholders approved as a special resolution, the amendment of our Amended and Restated Memorandum and Articles of Association to extend the date by which we must complete an Initial Business Combination by up to six months in one-month increments subject to deposit of $75,000 into the Trust Account for each month by which such date was extended. In connection with the vote to approve the Second Extension Amendment Proposal, the holders of 1,339,804 Public Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.74 per share, for an aggregate redemption amount of approximately $14.4 million. Between September 18, 2023 and February 21, 2024, the Sponsor made monthly deposits of $75,000 ($450,000 in the aggregate) to the Trust Account, which deposits by the Sponsor into the Trust Account were documented by the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. Under the Second Extension, the date by which we must complete an Initial Business Combination was extended from September 16, 2023 to March 16, 2024. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven.

On March 6, 2024, we held the Third Extension Meeting. At the Third Extension Meeting, our shareholders approved as a special resolution, the amendment of our Amended and Restated Memorandum and Articles of Association to extend the date by which we must complete an Initial Business Combination by up to six months in one-month increments subject to deposit of an amount equal to the lesser of (i) $0.03 per Public Share that was not submitted for redemption and (ii) an aggregate of $90,000. In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,372,565 Public Shares properly exercised their right to redeem their Public Shares for cash at a redemption price of approximately $11.02 per share, for an aggregate redemption amount of approximately $26.2 million. Between March 16, 2024 and September 26, 2024, the Contributors made monthly deposits of $80,055.99 ($480,335.94 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Under the Third Extension, the date by which we must complete an Initial Business Combination was extended from March 16, 2024 to September 16, 2024. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven.

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

The Company has called an extraordinary general meeting of shareholders (the “Sixth Extension Meeting”) to, among other things, consider, and if thought fit, approve a proposal to amend the Company’s Amended and Restated Memorandum and Articles of Association to extend the date by which the Company has to consummate an Initial Business Combination from September 16, 2026 to March 16, 2028. The Sixth Extension Meeting is scheduled for September 16, 2026 at 10:00 a.m. Eastern Time at the office of White & Case LLP at 1221 Avenue of the Americas, New York, NY 10020, and via a virtual meeting at www.virtualshareholdermeeting.com/BPGC2026SM2, or at such other time, on such other date and at such other place to which the extraordinary general meeting may be adjourned. For additional information on the Sixth Extension Meeting, see the Company’s proxy statement filed with the SEC on August 17, 2026.

Promissory Notes and Loans Related to the Extensions

On November 14, 2023, we issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven and recorded as a capital contribution.

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

If we are unable to complete an Initial Business Combination by September 16, 2026 or such later date by which we must complete an Initial Business Combination pursuant to an amendment to our Amended and Restated Memorandum and Articles of Association, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our tax obligations, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Going Concern

As of June 30, 2026, we had $0 in our operating bank account and working capital deficit of $4,793,836.

Our liquidity needs through June 30, 2026 and prior were satisfied through a payment of $25,000 from the Sponsor to purchase certain expenses in exchange for the issuance of the Founder Shares, the loan of approximately $90,000 from the Sponsor under the IPO Promissory Note and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the IPO Promissory Note in full on March 19, 2021.

On November 14, 2023, the Company issued the Extension Note in the aggregate principal amount of up to $450,000 to the Sponsor. As of March 16, 2024, the Sponsor had deposited the maximum contribution of $450,000. Pursuant to the Member Agreement, the amounts owed to the Sponsor under the Extension Note were forgiven and recorded as capital contribution.

On November 14, 2023, to document existing and future Working Capital Loans, the Company issued the Convertible Note, an unsecured, convertible promissory note, to the Sponsor, pursuant to which the Company can borrow up to $1,500,000 from the Sponsor, for ongoing expenses reasonably related to the business of the Company and the consummation of an Initial Business Combination. All unpaid principal under the Convertible Note will be due and payable in full on the Maturity Date, which is the earlier of (i) September 16, 2026, or such later date by which the Company must consummate an Initial Business Combination pursuant to its Amended and Restated Memorandum and Articles of Association (as may be amended by shareholder vote) and (ii) the effective date of an Initial Business Combination. The Sponsor has the option, at any time on or prior to the Maturity Date, to convert any amounts outstanding under the Convertible Note, up to an aggregate amount of $1,500,000, into Warrants to purchase Class A Ordinary Shares of the Company, at a conversion price of $1.50 per Warrant, with each Warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants sold concurrently with the Company’s Initial Public Offering. As of June 30, 2026 and December 31, 2025, the Company had borrowed $0, from the Sponsor under the Convertible Note. If the Company completes an Initial Business Combination, the Company will repay the Convertible Note out of the proceeds of the Trust Account released to the Company (unless the Sponsor elects to convert the outstanding balance into Warrants or other arrangements are made). In the event that an Initial Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Convertible Note but no proceeds held in the Trust Account would be used to repay the Convertible Note.

In connection with the Third Extension, between March 16, 2024 and September 26, 2024, certain members of the Sponsor (collectively, the “Contributors”) made monthly deposits of $80,056 ($480,336 in the aggregate) to the Trust Account, which deposits were in the form of non-interest bearing loans. Pursuant to the Member Agreement, the amounts owed to the Contributors for the non-interest bearing loans in connection with the Third Extension were forgiven.

In addition, in order to finance working capital, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide the Company with additional Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements - Going Concern,” we have until September 16, 2026 to consummate an Initial Business Combination or such later date by which the Company must complete an Initial Business Combination pursuant to an amendment to the Company’s Amended and Restated Memorandum and Articles of Association. It is uncertain that we will be able to consummate an Initial Business Combination by September 16, 2026. Additionally, we may not have sufficient liquidity to fund our working capital needs until one year from the issuance of these consolidated financial statements. If an Initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should an Initial Business Combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 16, 2026.

Results of Operations

Our entire activity from inception to June 30, 2026 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for an Initial Business Combination. We will not be generating any operating revenues until the closing and completion of an Initial Business Combination, at the earliest.

For the three months ended June 30, 2026, we had net income of $5,718,020, which consisted of a change in fair value of derivative warrant liabilities of $5,812,113 and $8,237 of income from investments held in the Trust Account, partially offset by $102,330 in general and administrative expenses.

For the six months ended June 30, 2026, we had net income of $7,888,538, which consisted of $8,117,623 in non-operating gain resulting from the change in fair value of derivative warrant liabilities, $19,168 of income from investments held in the Trust Account partially offset by, $248,253 in general and administrative expenses.

For the three months ended June 30, 2025, we had net loss of $6,422,831, which consisted of $5,281,470 in non-operating loss resulting from the change in fair value of derivative warrant liabilities and $1,155,981 in general and administrative expenses, partially offset by $14,620 of income from investments held in the Trust Account.

For the three months ended June 30, 2025, we had net loss of $6,426,231, which consisted of $5,283,770 in non-operating loss resulting from the change in fair value of derivative warrant liabilities and $1,171,426 in general and administrative expenses, partially offset by $28,965 of income from investments held in the Trust Account.

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

The Public Warrants and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the Warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The fair value of the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering were estimated using a Lattice model. As the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant as of June 30, 2026 and December 31, 2025. The fair value of the Public Warrants as of June 30, 2026 and December 31, 2025 using the lattice model. The determination of the fair value of the Warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative Warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There have been no changes to our internal control over financial reporting during the quarterly period ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

BPGC ACQUISITION CORP.

Date: September 14, 2026	By:	/s/ Nadim Qureshi
	Name:	Nadim Qureshi
	Title:	President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: September 14, 2026	By:	/s/ Stephen J. Toy
	Name:	Stephen J. Toy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)